Form 10-Q
period 2016-03-31
WCF Bancorp, Inc.
filed 2016-06-23
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-210056

WCF Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Iowa	81-2510023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Fair Meadow Drive, Webster City, Iowa	50595
(Address of Principal Executive Offices)	(Zip Code)
(515) 832-3071
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 13, 2016.

WCF Bancorp, Inc.
Form 10-Q

EXPLANATORY NOTE

WCF Bancorp, Inc., an Iowa corporation (the “Company” or the “Registrant”), was formed on March 8, 2016 to serve as the savings and loan holding company for WCF Financial Bank (the “Bank”) as part of the mutual-to-stock conversion WCF Financial, M.H.C. As of March 31, 2016, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Webster City Federal Bancorp, the Bank’s current savings and loan holding company, is included in this Quarterly Report.

Part I – Financial Information

Item 1    Financial Statements

Webster City Federal Bancorp and Subsidiaries
Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015

Assets	March 31, 2016	December 31, 2015
Cash and cash equivalents	$9,161,895	$8,866,561
Time deposits in other financial institutions	2,310,000	2,950,111
Securities available-for-sale, at fair value	37,010,304	36,525,732
Loans receivable, net	58,042,216	57,380,062
Federal Home Loan Bank (FHLB) stock, at cost	454,800	452,700
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	4,494,804	4,570,371
Deferred taxes on income	528,732	486,849
Income taxes receivable	32,519	—
Accrued interest receivable	439,103	407,975
Goodwill	55,148	55,148
Prepaid expenses and other assets	1,056,928	1,072,915
	$113,733,949	$112,915,924
Liabilities and Stockholders' Equity
Deposits	$89,650,370	$88,079,831
FHLB advances	8,000,000	8,000,000
Advance payments by borrowers for taxes and insurance	229,228	431,090
Accrued interest payable	87,787	9,008
Accrued expenses and other liabilities	1,664,574	1,812,853
Total liabilities	99,631,959	98,332,782
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.10 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.10 par value. Authorized 20,000,000 shares; 4,334,478 and 3,019,005 issued and outstanding at March 31, 2016 and December 31, 2015	433,448	433,448
Additional paid-in capital	9,174,169	9,633,893
Retained earnings, substantially restricted	16,551,544	16,635,039
Accumulated other comprehensive income	155,244	93,177
Treasury stock, 1,315,473 shares at March 31, 2016 and December 31, 2015, at cost	(12,212,415)	(12,212,415)
Total stockholders' equity	14,101,990	14,583,142
Total liabilities and stockholders' equity	$113,733,949	$112,915,924

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans receivable	$720,638	$714,048
Investment securities - taxable	81,486	120,351
Investment securities - tax exempt	108,300	93,442
Other interest earning assets	14,395	15,774
Total interest income	924,819	943,615
Interest expense:
Deposits	145,175	145,660
FHLB advances	19,224	9,124
Total interest expense	164,399	154,784
Net interest income	760,420	788,831
Provision for losses on loans	—	40,000
Net interest income after provision for losses on loans	760,420	748,831
Noninterest income:
Fees and service charges	79,353	64,834
Gains on sale of securities available-for-sale, net	15,247	172,972
Total noninterest income	94,600	237,806
Noninterest expense:
Compensation, payroll taxes, and employee benefits	342,157	311,811
Advertising	13,687	16,536
Office property and equipment	138,005	75,071
Federal insurance premiums	17,206	16,988
Data processing services	102,369	93,668
Other real estate expenses, net	2,712	464
Dues and subscriptions	14,905	23,528
Accounting, regulatory and professional fees	75,711	52,231
Debit card expenses	14,190	12,602
Other expenses	95,774	66,493
Total noninterest expense	816,716	669,392
Earnings before taxes on income	38,304	317,245
Tax (benefit) expense	(29,152)	92,248
Net income	$67,456	$224,997
Basic/diluted earnings per common share	$0.02	$0.07

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$67,456	$224,997

Other comprehensive income (loss):
Net change in unrealized gain on securities	112,079	36,460
Reclassification adjustment for net gain realized in net income	(15,247)	(172,972)
Tax (expense) benefit	(34,765)	46,336
Other comprehensive income (loss)	62,067	(90,176)
Comprehensive income	$129,523	$134,821

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2014	$433,448	$9,689,603	$16,664,227	$214,517	$(12,179,317)	$14,822,478
Net income	—	—	224,997	—	—	224,997
Other comprehensive (loss)	—	—	—	(90,176)	—	(90,176)
Balance at March 31, 2015	$433,448	$9,689,603	$16,889,224	$124,341	$(12,179,317)	$14,957,299

Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	67,456	—	—	67,456
Other comprehensive income	—	—	—	62,067	—	62,067
Stock offering costs	—	(459,724)	—	—	—	(459,724)
Dividends paid on common stock,
$0.05 per common share	—	—	(150,951)	—	—	(150,951)
Balance at March 31, 2016	$433,448	$9,174,169	$16,551,544	$155,244	$(12,212,415)	$14,101,990

See notes to the consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$67,456	$224,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,554	110,786
Provision for losses on loans	—	40,000
Deferred taxes on income	(76,761)	60,168
Gain on sales of securities	(15,247)	(172,972)
Gain on sales of one-to-four family residential loans	(3,062)	(1,833)
Proceeds from sales of one-to-four family residential loans	344,637	431,082
Originations of one-to-four family residential loans	(341,575)	(429,249)
Change in:
Accrued interest receivable	(31,128)	(1,653)
Prepaid expenses and other assets	15,987	12,199
Advance payments by borrowers for taxes and insurance	(201,862)	(161,754)
Accrued interest payable	78,779	85,935
Accrued expenses and other liabilities	(148,279)	(792,330)
Income tax receivable	(32,519)	(25,942)
Net cash used in operating activities	(155,020)	(620,566)
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	885,111	1,440,000
Purchase of time deposits in other financial institutions	(245,000)	(4,019,000)
Proceeds from calls and maturities of investment securities available-for-sale	1,508,425	1,474,401
Proceeds from sale of investment securities available-for-sale	7,141,396	9,565,403
Purchase of investment securities available-for-sale	(9,122,371)	(8,852,343)
Net change in loans receivable	(662,154)	(85,403)
Net change in FHLB stock	(2,100)	900
Purchase of office property and equipment	(12,817)	(389,638)
Net cash used in investing activities	(509,510)	(865,680)
Cash flows from financing activities:
Net change in deposits	1,570,539	691,889
Dividends paid	(150,951)	—
Stock offering costs	(459,724)	—
Net cash provided by financing activities	959,864	691,889
Net increase (decrease) in cash and cash equivalents	295,334	(794,357)
Cash and cash equivalents at beginning of quarter	8,866,561	4,039,704
Cash and cash equivalents at end of quarter	$9,161,895	$3,245,347
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$85,620	$68,849
Taxes on income	3,367	118,190

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of Webster City Federal Bancorp (the Company), and its wholly owned subsidiary WCF Financial Bank (the Bank), and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2015. The consolidated balance sheet of the Company as of December 31, 2015, has been derived from the audited consolidated balance sheet of the company as of the that date. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from the estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended December 31, 2015.
The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).
Investment Securities
Investment securities are classified based on the Company’s intended holding period. Securities that may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s asset‑liability position are classified as available‑for‑sale. Currently, all securities are classified as available-for-sale.
Securities available‑for‑sale are carried at fair value, with the aggregate unrealized gains or losses, net of the effect of taxes on income, reported as accumulated other comprehensive income or loss. Other‑than‑temporary impairment is recorded in net income. The Company’s net income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value), if any, on debt securities that the Company intends to sell, or would more likely than not be required to sell, before the expected recovery of the amortized cost basis. For available‑for‑sale debt securities that management has no intent to sell, and believes that it will not more likely than not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in net income, while the rest of the fair value loss is recognized in other comprehensive income. The credit loss component recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections using its base assumptions.
A decline in the fair value of any available‑for‑sale security below cost and that is deemed to be other‑than‑temporary results in an impairment to reduce the carrying amount by fair value for the credit portion of the loss. The impairment is charged to net income and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability to hold and lack of intent to sell the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, and the general market conditions.
Net realized gains or losses are shown in the consolidated statements of comprehensive income in the noninterest income line using the specific‑identification method. Net realized gains of $15,247 and $172,972 were recorded for the three months ended March 31, 2016 and 2015, respectively.
Loans Receivable, Net
Loans receivable are stated at the amount of unpaid principal, reduced by the allowance for loan losses, deferred loan fees and discounts on loans purchased. Loans receivable are charged against the allowance when management believes collectability of principal is unlikely.
Interest on loans receivable is accrued and credited to operations based primarily on the principal amount outstanding. Certain loan balances include unearned discounts, which are recorded as income over the term of the loan.
Accrued interest receivable on loans receivable that become more than 90 days in arrears is charged to an allowance that is established by a charge to interest income. Interest income is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.
Under the Company’s credit policies, commercial loans are considered impaired when management believes it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate except, where more practical, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent.
Allowance for Loan Losses
The allowance for loan losses is based on management’s periodic evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is appropriate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, value of underlying collateral, and management’s estimate of probable credit losses.
Taxes on Income
Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.

Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At March 31, 2016 and December 31, 2015, capital levels exceeded minimum capital requirements.
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year‑end based on the affiliate’s financial statements on a one-month lag. The investment in affiliate is analyzed annually. If impairment is determined to be other than temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest expense on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the three months ended March 31, 2016 and 2015 is presented below:

	March 31, 2016	March 31, 2015
Current assets	$164,173	$81,134
Long-term assets	1,710,228	1,766,545
Current liabilities	75,247	82,476
Long-term liabilities	—	27,510
Total equity	1,799,154	1,737,693
Total revenue	170,493	169,199
Net loss	(1,508)	(4,710)
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the periods ended March 31, 2016 and March 31, 2015 is presented below.

	March 31, 2016	March 31, 2015
Net income	$67,456	$224,997

Weighted average common shares and diluted common shares outstanding	3,019,005	3,023,360

Basic earnings per common share	$0.02	$0.07
Diluted earnings per common share	$0.02	$0.07
Subsequent Events
The Company has evaluated subsequent events through June 23, 2016, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements as noted by the Company.
Stock Conversion
On March 3, 2016, the boards of directors of the MHC, the Company and the Bank adopted a Plan of Conversion. Pursuant to the Plan of Conversion, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will then merge into a new Iowa corporation named WCF Bancorp, Inc.

As part of the conversion, the MHC’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of WCF Bancorp, Inc., the new Iowa corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Iowa corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering, cash received in lieu of fractional shares and as adjusted to reflect assets held by the MHC). When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Iowa corporation. The Plan of Conversion provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of the MHC as of the date of the latest statement of financial condition of the MHC prior to the consummation of the conversion (excluding its ownership of the Company). Neither the Company nor the Bank may declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect thereof would cause its equity to be reduced below: (i) the amount required for the Liquidation Account or the Bank Liquidation Account, as applicable; or (ii) the regulatory capital requirements of the Company (to the extent applicable) or the Bank.  Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.
Through March 31, 2016, the Company had incurred approximately $515,434 in total conversion and offering costs, which are included in Stockholders’ Equity in the consolidated balance sheet.
Current Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects or recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with entities other deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

(2)	Securities Available-for-Sale
Securities available-for-sale at March 31, 2016 and December 31, 2015 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2016:
Mortgage-backed securities	$18,835,509	$13,728	$93,399	$18,755,838
Municipal bonds	17,375,372	360,409	36,605	17,699,176
Corporate bonds	551,623	3,667	—	555,290
	$36,762,504	$377,804	$130,004	$37,010,304
December 31, 2015:
Mortgage-backed securities	$17,522,971	$12,167	$179,583	$17,355,555
Municipal bonds	18,300,293	336,817	23,862	18,613,248
Corporate bonds	551,500	5,429	—	556,929
	$36,374,764	$354,413	$203,445	$36,525,732
The amortized cost and estimated fair value of securities available-for-sale at March 31, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Amortized cost	Fair value
Due in one year or less	$445,122	$446,913
Due after one year through five years	3,052,054	3,105,240
Due after five years, but less than ten years	10,594,333	10,884,324
Due after ten years	3,835,486	3,817,989
Mortgage-backed securities	18,835,509	18,755,838
	$36,762,504	$37,010,304
The details of the sales of investment securities for the periods ended March 31, 2016 and 2015 are summarized in the following table.

	March 31, 2016	March 31, 2015
Proceeds from sales	$7,141,396	$9,565,403
Gross gains on sales	50,200	192,489
Gross losses on sales	34,953	19,517

At March 31, 2016 and December 31, 2015, accrued interest receivable for securities available-for-sale totaled $219,031 and $189,862, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Up to 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Mortgage-backed securities	$10,669,259	$70,570	$2,297,880	$22,829
Municipal bonds	1,511,820	22,954	1,180,108	13,651
Total	$12,181,079	$93,524	$3,477,988	$36,480

	December 31, 2015
	Up to 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Mortgage-backed securities	$13,669,247	$157,996	$1,390,849	$21,587
Municipal bonds	2,549,250	23,862	—	—
Total	$16,218,497	$181,858	$1,390,849	$21,587
The Company’s assessment of other‑than‑temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets, and the current and anticipated market conditions.
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily depressed as of March 31, 2016 and December 31, 2015.

(3)	Loans Receivable
At March 31, 2016 and December 31, 2015, loans receivable consisted of the following segments:

	March 31, 2016	December 31, 2015
Loans:
One-to-four family residential	$46,410,737	$46,510,605
Non-owner occupied one-to-four family residential	4,112,774	4,030,249
Commercial real estate	3,055,097	2,974,668
Consumer	5,126,633	4,542,892
Total loans receivable	58,705,241	58,058,414
Discounts on loans purchased	(77,857)	(84,907)
Deferred loan costs (fees)	(83,603)	(88,267)
Allowance for loan losses	(501,565)	(505,178)
	$58,042,216	$57,380,062
Accrued interest receivable on loans receivable was $214,537 and $218,113 at March 31, 2016 and December 31, 2015, respectively.
The loan portfolio included approximately $43.1 million and $42.9 million of fixed rate loans and approximately $15.6 million and $15.2 million of variable rate loans as of March 31, 2016 and December 31, 2015, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	344,708	45,125	35,961	75,771	501,565
Total	$344,708	$45,125	$35,961	$75,771	$501,565

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	46,410,737	4,112,774	2,757,559	5,126,633	58,407,703
Total	$46,410,737	$4,112,774	$3,055,097	$5,126,633	$58,705,241

	December 31, 2015
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	366,858	44,510	32,443	61,367	505,178
Total	$366,858	$44,510	$32,443	$61,367	$505,178

Loans receivable:
Individually evaluated for impairment	$—	$—	$302,412	$—	$302,412
Collectively evaluated for impairment	46,510,605	4,030,249	2,672,256	4,542,892	57,756,002
Total	$46,510,605	$4,030,249	$2,974,668	$4,542,892	$58,058,414

Activity in the allowance for loan losses by segment for the periods ended March 31, 2016 and 2015 is summarized in the following tables:

	Allowance for loan losses activity
	March 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$366,858	$—	$—	$(22,150)	$344,708
Non-owner occupied one-to-four family residential	44,510	—	—	615	45,125
Commercial real estate	32,443	—	—	3,518	35,961
Consumer	61,367	3,613	—	18,017	75,771
Total	$505,178	$3,613	$—	$—	$501,565

	Allowance for loan losses activity
	March 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$300,654	$25,605	$—	$25,037	$300,086
Non-owner occupied one-to-four family residential	26,949	—	—	1,884	28,833
Commercial real estate	15,192	—	—	3,026	18,218
Consumer	17,907	2,132	—	10,053	25,828
Total	$360,702	$27,737	$—	$40,000	$372,965

(a)	Loan Portfolio Segment Risk Characteristics
One-to-four family residential: The Company generally retains most residential mortgage loans that are originated for its own portfolio. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in the Company’s market could increase credit risk associated with its loan portfolio. Additionally, real estate lending typically involves large loan principal amounts and the repayment of the loans generally is dependent, in large part, on the borrower’s continuing financial stability, and is therefore more likely to be affected by adverse personal circumstances.
Non-owner occupied one-to-four family residential: The Company originates fixed-rate and adjustable-rate loans secured by non-owner occupied one-to-four family properties. These loans may have a term of up to 20 years. Generally the Bank will lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In deciding to originate a loan secured by a non-owner occupied one-to-four family residential property, management reviews the creditworthiness of the borrower and the expected cash flows from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan. This segment is generally secured by one-to-four family properties.
Commercial real estate: On a very limited basis, the Company originates fixed-rate and adjustable-rate commercial real estate and land loans. These loans may have a term of up to 20 years. Generally the Bank will lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In recent years, the Company has significantly reduced the emphasis on these types of loans and does not intend to emphasize these types of loans in the future. This segment is generally secured by retail, industrial, service or other commercial properties and loans secured by raw land, including timber.

Consumer: Consumer loans typically have shorter terms, lower balances, higher yields, and higher rates of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. This segment consists mainly of loans collateralized by automobiles. The collateral securing these loans, may depreciate over time, may be difficult to recover and may fluctuate in value based on condition.

(b)	Charge‑off Policy
The Company requires a loan to be at least partially charged off as soon as it becomes apparent that some loss will be incurred, or when its collectability is sufficiently questionable that it no longer is considered a bankable asset. The primary considerations when determining if and how much of a loan should be charged off are as follows: (1) the potential for future cash flows; (2) the value of any collateral; and (3) the strength of any co-makers or guarantors.

(c)	Troubled Debt Restructurings (TDR)
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first three months of 2016.

(d)	Loans Measured Individually for Impairment
Loans that are deemed to be impaired are reserved for with the necessary allocation. All loans deemed troubled debt restructurings are considered impaired. Generally loans for 1-4 family residential and consumer are collectively evaluated for impairment.

(e)	Loans Measured Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type and further segmented by risk classification. The Company’s historical loss experiences for each portfolio segment are calculated using the three‑year average loss rate for estimating losses adjusted for qualitative factors. The qualitative factors consider economic and business conditions, changes in nature and volume of the loan portfolio, concentrations, collateral values, level and trends in delinquencies, external factors, lending policies, experience of lending staff, and monitoring of credit quality.

The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
March 31, 2016:
Loans
One-to-four family residential	$44,688,673	$1,570,169	$151,895	$—	$46,410,737
Non-owner occupied one-to-four family residential	4,112,774	—	—	—	4,112,774
Commercial real estate	2,757,559	—	297,538	—	3,055,097
Consumer	4,992,461	134,172	—	—	5,126,633
Total	$56,551,467	$1,704,341	$449,433	$—	$58,705,241

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2015:
Loans
One-to-four family residential	$44,448,707	$1,876,618	$185,280	$—	$46,510,605
Non-owner occupied one-to-four family residential	4,030,249	—	—	—	4,030,249
Commercial real estate	2,672,256	—	302,412	—	2,974,668
Consumer	4,416,516	126,376	—	—	4,542,892
Total	$55,567,728	$2,002,994	$487,692	$—	$58,058,414
Special Mention/Watch – Loans classified as special mention/watch are assets that do not warrant adverse classification but possess credit deficiencies or potential weakness deserving close attention.
Substandard – Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable, and improbable.
The Company had one impaired loan as of March 31, 2016 and December 31, 2015. No interest income was recorded on impaired loans during 2016 or 2015.

(f)	Nonaccrual and Delinquent Loans
Loans are placed on nonaccrual status when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more (unless the loan is well secured with marketable collateral).
A nonaccrual asset may be restored to an accrual status when all past‑due principal and interest has been paid and the borrower has demonstrated satisfactory payment performance (excluding renewals and modifications that involve the capitalizing of interest).
Delinquency status of a loan is determined by the number of days that have elapsed past the loan’s payment due date, using the following classification groupings: 30‑59 days, 60‑89 days, and 90 days or more. Loans shown in the 30‑59 day’s and 60‑89 day’s columns in the table below reflect contractual delinquency status only, and include loans considered nonperforming due to classification as a TDR or being placed on nonaccrual.
The following tables set forth the composition of the Company’s past‑due loans at March 31, 2016 and December 31, 2015.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
March 31, 2016:
Loans
One-to-four family residential	$753,129	$391,806	$425,234	$1,570,169	$44,840,568	$46,410,737	$425,234
Non-owner occupied one-to-four family residential	—	—	—	—	4,112,774	4,112,774	—
Commercial real estate	—	—	—	—	3,055,097	3,055,097	—
Consumer	91,868	15,055	27,250	134,173	4,992,460	5,126,633	27,250
Total	$844,997	$406,861	$452,484	$1,704,342	$57,000,899	$58,705,241	$452,484

December 31, 2015:
Loans
One-to-four family residential	$1,148,965	$288,087	$460,485	$1,897,537	$44,613,068	$46,510,605	$275,205
Non-owner occupied one-to-four family residential	—	—	—	—	4,030,249	4,030,249	—
Commercial real estate	—	—	302,412	302,412	2,672,256	2,974,668	—
Consumer	54,592	44,988	26,796	126,376	4,416,516	4,542,892	26,796
Total	$1,203,557	$333,075	$789,693	$2,326,325	$55,732,089	$58,058,414	$302,001
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Loans
One-to-four family residential	$151,895	$185,280
Non-owner occupied one-to-four family residential	—	—
Commercial real estate	297,538	302,412
Consumer	—	—
Total	$449,433	$487,692

(4)	Deposits
At March 31, 2016 and December 31, 2015, deposits are summarized as follows:

	March 31, 2016	December 31, 2015
Statement savings	$11,706,203	$11,163,443
Money market plus	11,183,953	11,688,644
NOW	19,488,530	18,968,879
Certificates of deposit	47,271,684	46,258,865
	$89,650,370	$88,079,831

Included in the NOW accounts were approximately $4.7 million of non-interest bearing deposits as of March 31, 2016 and December 31, 2015, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	March 31, 2016
	Federal	State	Total
Current	$9,889	$(41)	$9,848
Deferred	(40,000)	1,000	(39,000)
	$(30,111)	$959	$(29,152)
	December 31, 2015
	Federal	State	Total
Current	$77,564	$34,941	$112,505
Deferred	(67,975)	(15,000)	(82,975)
	$9,589	$19,941	$29,530

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars:

	March 31, 2016	December 31, 2015
Federal tax at statutory rate	$13,023	$143,954
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	633	13,161
Tax-exempt income	(42,777)	(144,001)
Building donation	101	(21,611)
Valuation allowance	(146)	49,000
Other	14	(10,973)
	$(29,152)	$29,530

Federal income tax expense for the periods ended March 31, 2016 and December 31, 2015 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2016 and December 31, 2015 are presented below:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Deferred directors’ fees	$353,000	$369,000
Allowance for loan losses	187,000	188,000
AMT credit	48,000	62,000
Charitable contribution	62,000	81,000
Other	37,000	34,000
Gross deferred tax assets	687,000	734,000
Valuation allowance	(49,000)	(49,000)
Net deferred tax assets	638,000	685,000
Deferred tax liabilities:
Securities	(10,268)	(57,058)
Prepaid expenses	(18,000)	(18,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	(16,000)	(19,000)
Intangible assets	(27,000)	(28,000)
Other	—	(38,093)
Gross deferred tax liabilities	(109,268)	(198,151)
Net deferred tax assets	$528,732	$486,849

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. No valuation allowance was required for deferred tax assets at March 31, 2016 and December 31, 2015, except for a valuation allowance related to the charitable contribution carryforward. The valuation allowance increased by $49,000 during 2015 due to the charitable contribution carryforward. The charitable contribution expires if not used by 2020.
As of December 31, 2015, the Company had no material unrecognized tax benefits. The evaluation was performed for those tax years that remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.
Under previous law, the provisions of the IRS and similar sections of Iowa law permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. Legislation passed in 1996 eliminated the percentage of taxable income method as an option for computing bad debt deductions for 1996 and in future years.
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at March 31, 2016 and December 31, 2015, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three months ended March 31, 2016 and 2015.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of December 31, 2015 and 2014.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$13,883	12.3%	$4,507	4.00%	N/A	N/A
WCF Financial Bank	13,112	11.7	4,481	4.00	5,602	5.0%

Common Equity Tier 1:
Consolidated	13,883	27.8	2,563	5.125	3,251	6.5
WCF Financial Bank	13,112	26.5	2,535	5.125	3,215	6.5

Risk-based capital:
Consolidated	14,385	28.8	4,314	8.625	5,001	10.0
WCF Financial Bank	13,614	27.5	4,266	8.625	4,946	10.0

Tier 1 risk-based capital:
Consolidated	13,883	27.8	3,313	6.625	4,001	8.0
WCF Financial Bank	13,112	26.5	3,277	6.625	3,957	8.0

	December 31, 2015
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$14,428	13.5%	$4,289	4.0%	N/A	N/A
WCF Financial Bank	13,024	12.3	4,257	4.0	5,321	5.0%

Common Equity Tier 1:
Consolidated	14,428	29.3	4,825	4.5	6,970	6.5
WCF Financial Bank	13,024	26.8	4,789	4.5	6,918	6.5

Risk-based capital:
Consolidated	14,933	30.3	3,938	8.0	4,923	10.0
WCF Financial Bank	13,529	27.8	3,896	8.0	4,869	10.0

Tier 1 risk-based capital:
Consolidated	14,428	29.3	2,954	6.0	3,938	8.0
WCF Financial Bank	13,024	26.8	2,922	6.0	3,896	8.0
In July 2013, the Federal Reserve Board and the OCC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The Company and WCF Financial Bank made the election to retain the existing treatment, which excludes AOCI from regulatory capital amounts. The final rules took effect for the Company and WCF Financial Bank on January 1, 2015, subject to a transition period for certain parts of the rules.
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50 percent. A banking organization with a conservation buffer of less than 2.50 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of December 31, 2015, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $.05 dividend in the first quarter of 2016 and did not pay a dividend in the first quarter of 2015.
Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under the regulations, a savings institution, such as the Bank, that will meet the fully phased‑in capital requirements (as defined by the OCC regulations) subsequent to a capital distribution is generally permitted to make such capital distribution without OCC approval so long as they have not been notified of the need for more than normal supervision by the OCC. The Bank has not been so notified and, therefore, may make capital distributions during the calendar year equal to net income plus 50% of the amount by which the

Bank’s capital exceeds the fully phased‑in capital requirement as measured at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased‑in requirements is permitted by the new regulations to make, without OCC approval, capital distributions of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval from the OCC.
On February 26, 2015, WCF Financial Bank paid a dividend of $1.0 million to Webster City Federal Bancorp, with approval from the OCC. Such approval was not required since the bank meets current minimum capital requirements. The funds were to be used to pay dividends and the future repurchase of stock.

(7)	Fair Value
FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset of liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value.

•	Cash and cash equivalents and time deposits in other financial institutions. The carrying amount is a reasonable estimate of fair value.

•
Securities available-for-sale. Investment securities classified as available‑for‑sale are reported at fair value on a recurring basis. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

•
Loans receivable. The Company does not record loans at fair value on a recurring basis. For variable‑rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write‑downs to collateral value or (2) the establishment of specific loan reserves that are based on the observable market price of the loan or the appraised of the collateral. These loans are classified as Level 3.

•	Bankers’ Bank and Federal Home Loan Bank (FHLB) stock. The value of Bankers’ Bank and FHLB stock is equivalent to its carrying value because the stock is redeemable at par value.

•
Accrued interest receivable and accrued interest payable. The recorded amount of accrued interest receivable and accrued interest payable approximates fair value as a result of the short‑term nature of the instruments.

•
Deposits. The fair value of deposits with no stated maturity, such as passbook, money market, noninterest‑bearing checking, and NOW accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low‑cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

•
FHLB advances. The fair value of the FHLB advances is based on the discounted value of the cash flows. The discount rate is estimated using the rates currently offered for fixed‑rate advances of similar remaining maturities.

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	March 31, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Mortgage-backed securities*	$—	$18,755,838	$—	$18,755,838
Municipal bonds	—	17,699,176	—	17,699,176
Corporate bonds	52,757	502,533	—	555,290
Total	$52,757	$36,957,547	$—	$37,010,304

	December 31, 2015
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Mortgage-backed securities*	$—	$17,355,555	$—	$17,355,555
Municipal bonds	—	18,613,248	—	18,613,248
Corporate bonds	52,139	504,790	—	556,929
Total	$52,139	$36,473,593	$—	$36,525,732
*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
There have been no changes in valuation methodologies at March 31, 2016 compared to December 31, 2015 and there were no transfers between levels during the periods ended March 31, 2016 and December 31, 2015.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower‑of‑cost or fair value accounting or write‑downs of individual assets. As of March 31, 2016 and December 31, 2015, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments (as described in note 1) at March 31, 2016 and December 31, 2015 were as follows:

		March 31, 2016		December 31, 2015
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$9,161,895	$9,161,895	$8,866,561	$8,866,561
Time deposits in other	Level 1
financial institutions
		2,310,000	2,310,000	2,950,111	2,950,111
Securities available for sale	See previous table	37,010,304	37,010,304	36,525,732	36,525,732
Loans receivable, net	Level 2	58,042,216	59,551,314	57,380,062	58,900,634
FHLB stock	Level 1	454,800	454,800	452,700	452,700
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	439,103	439,103	407,975	407,975
Financial liabilities:
Deposits	Level 2	89,650,370	87,063,353	88,079,831	85,208,429
FHLB	Level 2	8,000,000	8,003,000	8,000,000	8,003,000
Accrued interest payable	Level 1	87,787	87,787	9,008	9,008

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $132,000 and $250,000 as of March 31, 2016 and December 31, 2015, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.89% to 6.00%.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2016 and for three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition with depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments, our level of loan originations, or increases in the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	adverse changes in the national agriculture economy and the agriculture economy in our market area;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in WCF Bancorp, Inc.’s Prospectus dated May 13, 2016, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2016.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets. Assets increased $818,000, or 0.7%, to $113.7 million at March 31, 2016 from $112.9 million at December 31, 2015. The increase was due to the increases in cash and cash equivalents, investment securities and net loans during the quarter.

Cash and Cash Equivalents and Time Deposits in Other Financial Institutions. Cash and cash equivalents increased $295,000, or 3.3%, to $9.2 million at March 31, 2016 from $8.9 million at December 31, 2015. The increase resulted from excess funds from a decrease of $640,000, or 21.7%, in our time deposits in other financial institutions to $2.3 million at March 31, 2016 from $3.0 million at December 31, 2015.

Investment Securities. Securities available for sale increased $484,000, or 1.3%, to $37.0 million at March 31, 2016 from $36.5 million at December 31, 2015.

Net Loans. Net loans receivable increased $662,000, or 1.2%, to $58.0 million at March 31, 2016 from $57.4 million at December 31, 2015. The increase in net loans receivable was due primarily to an increase in consumer loans originated during the first quarter of 2016.

Deposits. Deposits increased $1.1 million, or 1.8%, to $89.7 million at March 31, 2016 from $88.1 million at December 31, 2015. During the quarter, we experienced increases in savings accounts of $543,000, or 4.9%, and in certificates of deposits of $1.0 million, or 2.3%.

Stockholders’ Equity. Stockholders’ equity decreased $481,000, or 3.3%, to $14.1 million at March 31, 2016 from $14.6 million at December 31, 2015. The decrease was primarily due to aggregate dividends paid of $151,000 during the quarter and a reduction in equity for expenses for the second-step conversion of $460,000, offset in part by net income of $67,000 during the quarter ended March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Net Income. Net income was $67,000, or $0.02 per share, for the three months ended March 31, 2016 compared to $225,000, or $0.07 per share, for the three months ended March 31, 2015.

Interest Income. Interest income decreased $19,000, or 2.0%, to $925,000 for the three months ended March 31, 2016 from $944,000 for the three months ended March 31, 2015. The decrease in interest income resulted primarily from a decrease in market interest rates on interest-earning assets to 3.51% in the first quarter of 2016, from 3.61% for the first quarter of 2015.

Interest income on loans receivable increased $7,000, or 0.92%, to $721,000 for the quarter ended March 31, 2016 from $714,000 for the quarter ended March 31, 2015. The increase resulted from an increase in the average balance of loans in the 2016 quarter to $57.6 million from $55.3 million for the 2015 quarter, offset in part by a decrease in average yield on our loan portfolio to 5.01% for the 2016 period from 5.17% for the 2015 period. The Company’s use of a lagging index for its adjustable-rate loans, as well as the ongoing low interest rate environment, caused the overall yield on the loan portfolio to decrease in the 2016 quarter compared to the 2015 quarter.

Interest Expense. Interest expense increased $10,000, or 6.2%, to $165,000 for the three months ended March 31, 2016 from $155,000 for the three months ended March 31, 2015. The increase in interest expense was the result of an increase in the average cost of deposits to 0.69% for the 2016 period from 0.65% for the 2015 period, due to higher interest rates being paid on money market accounts during the 2016 quarter. The average cost of borrowings decreased 214 basis points to 0.96% for the three months ended March 31, 2016, compared to 3.10% for the three months ended March 31, 2015.

Net Interest Income. Net interest income decreased $29,000, or 3.7%, to $760,000 for the three months ended March 31, 2016 from $789,000 for the three months ended March 31, 2015. The decrease was due to a 13 basis point decrease in the interest rate spread to 2.79% for the three months ended March 31, 2016 from 2.92% for the three months ended March 31, 2015 reflecting a lower rate of return on securities available for sale.

Our net interest margin decreased 14 basis points to 2.88% for the three months ended March 31, 2016 from 3.02% for the three months ended March 31, 2015, further reflecting the shift in our interest-earning assets.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended March 31, 2016, compared to a provision of $40,000 for the quarter ended March 31, 2015. The allowance for loan losses was $502,000, or 0.86% of total loans, at March 31, 2016, compared to $373,000, or 0.67% of total loans, at March 31, 2015. Total nonperforming loans were $902,000 at March 31, 2016, compared to $299,000 at March 31, 2015. Classified (substandard, doubtful and loss) loans were $449,000 at March 31, 2016 compared to $128,000 at March 31, 2015, and total loans past due greater than 30 days were $1.7 million and $1.4 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 55.65% at March 31, 2016 compared to 124.75% at March 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2016 and December 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-interest Income. Non-interest income decreased $143,000, or 60.2%, to $95,000 for the three months ended March 31, 2016 from $238,000 for the three months ended March 31, 2015. The decrease in non-interest income was due to a decrease of $158,000, or 91.2%, in gains on sale of securities to $15,000 for the 2016 quarter from $173,000 for the 2015 quarter.

Non-interest Expense. Non-interest expenses increased $147,000, or 22.0%, to $817,000 for the three months ended March 31, 2016 compared to $670,000 for the three months ended March 31, 2015. Non-interest expense consists primarily of salaries and employee benefits, premises and occupancy costs, furniture and equipment expense, data processing expense, deposit insurance premiums and accounting and professional fees. Salaries and employee benefits increased $30,000, or 9.7%, to $342,000 for the 2016 period compared to $312,000 for the 2015 period, due to normal annual salary adjustments and an increase in our number of full-time equivalent employees. Office property and equipment increased $63,000, or 83.8%, due to increases in depreciation taken on equipment and on our headquarters building. Data processing expense increased $9,000, or 9.3%, to $102,000 for the quarter ended March 31, 2016 compared to $94,000 for the quarter ended March 31, 2015.

Income Tax Expense (Benefit). We recognized an income tax (benefit) of ($29,000) for the quarter ended March 31, 2016, compared to an income tax expense of $92,000 for the 2015 quarter, a decrease of $121,000, or 131.5%. Our effective tax rate for the 2016 quarter was (76.3%) compared to 29.0% for the 2015 period. The change in the effective tax rate was due to income earned on the Company’s tax-exempt municipal bonds held in its portfolio as well as lower pre-tax income during the 2016 period.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1    Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3    Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5    Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCF BANCORP, INC.

Date: June 23, 2016	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: June 23, 2016	/s/ Kasie L. Doering
Kasie L. Doering
Chief Financial Officer