Form 10-Q
period 2016-06-30
WCF Bancorp, Inc.
filed 2016-08-11
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-37382

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
YES [   ]     NO [X]

As of August 11, 2016, the Registrant had 2,563,224 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

EXPLANATORY NOTE

WCF Bancorp, Inc., an Iowa corporation (the “Company” or the “Registrant”), was formed on March 8, 2016 to serve as the savings and loan holding company for WCF Financial Bank (the “Bank”) as part of the mutual-to-stock conversion WCF Financial, M.H.C. As of June 30, 2016, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Webster City Federal Bancorp, the Bank’s predecessor savings and loan holding company, is included in this Quarterly Report.

Part I – Financial Information

Item 1    Financial Statements

Webster City Federal Bancorp and Subsidiaries
Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015

Assets	June 30, 2016	December 31, 2015
Cash and due from banks	$4,597,563	$5,350,561
Federal funds sold	25,940,000	3,516,000
Cash and cash equivalents	30,537,563	8,866,561
Time deposits in other financial institutions	3,065,000	2,950,111
Securities available-for-sale, at fair value	38,836,169	36,525,732
Loans	58,941,156	57,885,240
Allowance for loan losses	(516,255)	(505,178)
Loans receivable, net	58,424,901	57,380,062
Federal Home Loan Bank (FHLB) stock, at cost	414,800	452,700
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	4,426,515	4,570,371
Deferred taxes on income	439,327	486,849
Income taxes receivable	62,438	—
Accrued interest receivable	409,834	407,975
Goodwill	55,148	55,148
Prepaid expenses and other assets	1,174,331	1,072,915
	$137,993,526	$112,915,924
Liabilities and Stockholders' Equity
Deposits	$114,923,155	$88,079,831
FHLB advances	7,000,000	8,000,000
Advance payments by borrowers for taxes and insurance	456,843	431,090
Accrued interest payable	11,682	9,008
Accrued expenses and other liabilities	1,720,914	1,812,853
Total liabilities	124,112,594	98,332,782
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.10 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.10 par value. Authorized 20,000,000 shares; 4,334,478 and 3,019,005 issued and outstanding at June 30, 2016 and December 31, 2015	433,448	433,448
Additional paid-in capital	8,708,387	9,633,893
Retained earnings, substantially restricted	16,632,604	16,635,039
Accumulated other comprehensive income	318,908	93,177
Treasury stock, 1,315,473 shares at June 30, 2016 and December 31, 2015, at cost	(12,212,415)	(12,212,415)
Total stockholders' equity	13,880,932	14,583,142
Total liabilities and stockholders' equity	$137,993,526	$112,915,924
See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$726,902	$719,528	$1,447,540	$1,433,576
Investment securities - taxable	89,835	106,554	171,159	226,905
Investment securities - tax exempt	103,223	82,232	211,452	175,674
Other interest earning assets	21,809	17,767	36,422	33,541
Total interest income	941,769	926,081	1,866,573	1,869,696
Interest expense:
Deposits	144,561	146,132	289,736	291,792
FHLB advances	19,174	11,642	38,398	20,766
Total interest expense	163,735	157,774	328,134	312,558
Net interest income	778,034	768,307	1,538,439	1,557,138
Provision for losses on loans	20,000	40,000	20,000	80,000
Net interest income after provision for losses on loans	758,034	728,307	1,518,439	1,477,138
Noninterest income:
Fees and service charges	105,205	88,803	184,198	153,637
Gains on sale of securities available-for-sale, net	—	17,740	15,247	190,712
Gain on disposition of office property and equipment	—	137,437	—	137,437
Other income	17,135	78	17,495	78
Total noninterest income	122,340	244,058	216,940	481,864
Noninterest expense:
Compensation, payroll taxes, and employee benefits	329,178	310,448	646,746	622,259
Advertising	28,128	21,308	41,815	37,844
Office property and equipment	126,846	93,009	264,851	168,080
Federal insurance premiums	21,865	14,538	39,071	31,526
Data processing services	104,174	90,836	182,481	184,504
Charitable contributions	—	260,000	—	260,000
Other real estate expenses, net	249	3,327	2,961	3,791
Dues and subscriptions	16,572	15,159	31,477	38,687
Accounting, regulatory and professional fees	106,908	42,094	219,683	94,325
Debit card expenses	2,325	12,760	16,515	25,362
Other expenses	82,974	74,262	190,334	140,755
Total noninterest expense	819,219	937,741	1,635,934	1,607,133
Earnings before taxes on income	61,155	34,624	99,445	351,869
Tax (benefit) expense	(19,919)	(8,213)	(49,071)	84,035
Net income	$81,074	$42,837	$148,516	$267,834
Basic/diluted earnings per common share	$0.03	$0.01	$0.05	$0.09

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$81,074	$42,837	$148,516	$267,834

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities	263,771	(222,825)	375,850	(186,365)
Reclassification adjustment for net gain realized in net income	—	(17,740)	(15,247)	(190,712)
Tax (expense) benefit	(100,107)	94,422	(134,872)	140,758
Other comprehensive income (loss)	163,664	(146,143)	225,731	(236,319)
Comprehensive income (loss)	$244,738	$(103,306)	$374,247	$31,515

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2014	$433,448	$9,689,603	$16,664,227	$214,517	$(12,179,317)	$14,822,478
Net income	—	—	267,834	—	—	267,834
Other comprehensive (loss)	—	—	—	(236,319)	—	(236,319)
Dividends paid on common stock,
$0.04 per common share	—	—	(120,934)	—	—	(120,934)
Balance at June 30, 2015	$433,448	$9,689,603	$16,811,127	$(21,802)	$(12,179,317)	$14,733,059

Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	148,516	—	—	148,516
Other comprehensive income	—	—	—	225,731	—	225,731
Stock offering costs	—	(925,506)	—	—	—	(925,506)
Dividends paid on common stock,
$0.05 per common share	—	—	(150,951)	—	—	(150,951)
Balance at June 30, 2016	$433,448	$8,708,387	$16,632,604	$318,908	$(12,212,415)	$13,880,932

See notes to the consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$148,516	$267,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,722	264,557
Provision for losses on loans	20,000	80,000
Charitable contribution - donation of building	—	260,000
Deferred taxes on income	(85,000)	(894)
Gain on sales of securities	(15,247)	(190,712)
Gain on sales of one-to-four family residential loans	(10,159)	(14,776)
Proceeds from sales of one-to-four family residential loans	847,000	1,345,076
Originations of one-to-four family residential loans	(836,841)	(1,330,300)
Gain on sale of office property and equipment	—	(137,437)
Change in:
Accrued interest receivable	(1,859)	8,932
Prepaid expenses and other assets	(68,805)	18,655
Advance payments by borrowers for taxes and insurance	25,753	47,055
Accrued interest payable	2,674	8,907
Accrued expenses and other liabilities	(91,939)	(863,764)
Income tax receivable	(64,788)	26,136
Net cash provided by (used in) operating activities	252,027	(210,731)
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	1,600,111	4,625,000
Purchase of time deposits in other financial institutions	(1,715,000)	(6,355,487)
Proceeds from calls and maturities of investment securities available-for-sale	2,668,141	3,001,101
Proceeds from sale of investment securities available-for-sale	7,291,396	12,233,800
Purchase of investment securities available-for-sale	(12,100,079)	(16,287,683)
Net change in loans receivable	(1,457,437)	(1,808,235)
Net change in FHLB stock	37,900	(79,100)
Proceeds from sale of office property and equipment	—	180,000
Purchase of office property and equipment	(32,911)	(442,976)
Net cash used in investing activities	(3,707,879)	(4,933,580)
Cash flows from financing activities:
Net change in deposits	27,203,311	764,255
Net change in FHLB advances	(1,000,000)	2,000,000
Dividends paid	(150,951)	(120,933)
Stock offering costs	(925,506)	—
Net cash provided by financing activities	25,126,854	2,643,322
Net increase (decrease) in cash and cash equivalents	21,671,002	(2,500,989)
Cash and cash equivalents at beginning of year	8,866,561	4,039,704
Cash and cash equivalents at end of quarter	$30,537,563	$1,538,715
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$325,460	$303,651
Taxes on income	13,367	140,921
Noncash investing activities:
Transfers to other real estate owned from loans	32,611	23,759

See notes to consolidated financial statements.

Webster City Federal Bancorp and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of Webster City Federal Bancorp (the Company), and its wholly owned subsidiary WCF Financial Bank (the Bank), and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2015. The consolidated balance sheet of the Company as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
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
Investment Securities
Investment securities are classified based on the Company’s intended holding period. Securities that may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s asset-liability position are classified as available-for-sale. Currently, all securities are classified as available-for-sale.
Securities available-for-sale are carried at fair value, with the aggregate unrealized gains or losses, net of the effect of taxes on income, reported as accumulated other comprehensive income or loss. Other-than-temporary impairment is recorded in net income. The Company’s net income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value), if any, on debt securities that the Company intends to sell, or would more likely than not be required to sell, before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell, and believes that it will not more likely than not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in net income, while the rest of the fair value loss is recognized in other comprehensive income. The credit loss component recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections using its base assumptions.
A decline in the fair value of any available‑for‑sale security below cost and that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount by fair value for the credit portion of the loss. The impairment is charged to net income and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability to hold and lack of intent to sell the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and the general market conditions.
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were no net realized gains for the three months ended June 30, 2016 and $17,740 for the three months ended June 30, 2015 and $15,247 and $190,712 were recorded for the six months ended June 30, 2016 and 2015, respectively.
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

Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At June 30, 2016 and December 31, 2015, capital levels exceeded minimum capital requirements.
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year‑end based on the affiliate’s financial statements on a one-month lag. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the six months ended June 30, 2016 and 2015 is presented below.

	Six Months Ended June 30,
	2016	2015
Current assets	$125,170	$126,208
Long-term assets	1,741,202	1,746,095
Current liabilities	67,892	107,276
Total equity	1,798,480	1,765,027
Total revenue	422,714	444,372
Net income	97,818	64,519
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2016 and June 30, 2015 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$81,074	$42,837	$148,516	$267,834

Weighted average common shares and diluted common shares outstanding	3,019,005	3,023,360	3,019,005	3,023,360

Basic earnings per common share	$0.03	$0.01	$0.05	$0.09
Diluted earnings per common share	$0.03	$0.01	$0.05	$0.09
Subsequent Events
The Company has evaluated subsequent events through August 11, 2016, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements as noted by the Company, except as noted below.
Stock Conversion
On July 13, 2016, WCF Financial, MHC, the Company’s former federally chartered mutual holding company, consummated its mutual-to-stock conversion, and the Company consummated its initial stock offering.  In the conversion and public offering, the Company sold 2,139,231 shares of its common stock, par value $0.01 per share, at $8.00 per share in a subscription offering, including 171,138 shares, equal to 8.0% of the shares sold in the offering, to the WCF Bancorp, Inc. employee stock ownership plan.

Through June 30, 2016, the Company had incurred approximately $981,216 in total conversion and offering costs, which are included in Stockholders’ Equity in the consolidated balance sheet and will be deducted from the proceeds of the offering.
In accordance with applicable federal conversion regulations, at the time of the completion of the mutual-to-stock conversion, the Company established a liquidation account in an amount equal to the Company’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any June 30 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

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
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update was effective for interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

(2)	Securities Available-for-Sale
Securities available-for-sale at June 30, 2016 and December 31, 2015 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2016:
U.S. agency securities	$998,617	$—	$975	$997,642
Mortgage-backed securities	19,029,547	58,612	74,104	19,014,055
Municipal bonds	17,744,934	527,053	630	18,271,357
Corporate bonds	551,500	1,615	—	553,115
	$38,324,598	$587,280	$75,709	$38,836,169
December 31, 2015:
Mortgage-backed securities	$17,522,971	$12,167	$179,583	$17,355,555
Municipal bonds	18,300,293	336,817	23,862	18,613,248
Corporate bonds	551,500	5,429	—	556,929
	$36,374,764	$354,413	$203,445	$36,525,732
The amortized cost and estimated fair value of securities available-for-sale at June 30, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized cost	Fair value
Due in one year or less	$480,000	$487,750
Due after one year through five years	2,639,816	2,684,298
Due after five years, but less than ten years	11,363,754	11,792,438
Due after ten years	4,259,981	4,304,513
Mortgage-backed securities	19,029,547	19,014,055
Corporate bonds	551,500	553,115
	$38,324,598	$38,836,169

The details of the sales of investment securities for the three and six months ended June 30, 2016 and 2015 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$150,000	$2,668,397	$7,291,396	$12,233,800
Gross gains on sales	—	25,653	50,200	218,142
Gross losses on sales	—	7,913	34,953	27,430
At June 30, 2016 and December 31, 2015, accrued interest receivable for securities available-for-sale totaled $196,667 and $189,862, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$997,642	$975	$—	$—	$997,642	$975
Mortgage-backed securities	2,162,948	10,182	6,129,405	63,922	8,292,353	74,104
Municipal bonds	194,370	630	—	—	194,370	630
Total	$3,354,960	$11,787	$6,129,405	$63,922	$9,484,365	$75,709

	December 31, 2015
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Mortgage-backed securities	$13,669,247	$157,996	$1,390,849	$21,587	$15,060,096	$179,583
Municipal bonds	2,549,250	23,862	—	—	2,549,250	23,862
Total	$16,218,497	$181,858	$1,390,849	$21,587	$17,609,346	$203,445
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily depressed as of June 30, 2016 and December 31, 2015.

(3)	Loans Receivable
At June 30, 2016 and December 31, 2015, loans receivable consisted of the following segments:

	June 30, 2016	December 31, 2015
Loans:
One-to-four family residential	$46,071,610	$46,510,605
Non-owner occupied one-to-four family residential	4,001,598	4,030,249
Commercial real estate	3,185,797	2,974,668
Consumer	5,822,859	4,542,892
Total loans receivable	59,081,864	58,058,414
Discounts on loans purchased	(70,807)	(84,907)
Deferred loan costs (fees)	(69,901)	(88,267)
Allowance for loan losses	(516,255)	(505,178)
	$58,424,901	$57,380,062
Accrued interest receivable on loans receivable was $213,167 and $218,113 at June 30, 2016 and December 31, 2015, respectively.
The loan portfolio included approximately $43.1 million and $42.9 million of fixed rate loans and approximately $16.3 million and $15.2 million of variable rate loans as of June 30, 2016 and December 31, 2015, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	367,057	31,963	30,309	86,926	516,255
Total	$367,057	$31,963	$30,309	$86,926	$516,255

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	46,071,610	4,001,598	2,888,259	5,822,859	58,784,326
Total	$46,071,610	$4,001,598	$3,185,797	$5,822,859	$59,081,864

	December 31, 2015
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	366,858	44,510	32,443	61,367	505,178
Total	$366,858	$44,510	$32,443	$61,367	$505,178

Loans receivable:
Individually evaluated for impairment	$—	$—	$302,412	$—	$302,412
Collectively evaluated for impairment	46,510,605	4,030,249	2,672,256	4,542,892	57,756,002
Total	$46,510,605	$4,030,249	$2,974,668	$4,542,892	$58,058,414

Activity in the allowance for loan losses by segment for the three and six months ended June 30, 2016 and 2015 is summarized in the following tables:

	Three months ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$344,708	$5,610	$—	$27,959	$367,057
Non-owner occupied one-to-four family residential	45,125	—	—	(13,162)	31,963
Commercial real estate	35,961	—	—	(5,652)	30,309
Consumer	75,771	—	300	10,855	86,926
Total	$501,565	$5,610	$300	$20,000	$516,255

	Three months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$300,086	$8,000	$—	$(15,162)	$276,924
Non-owner occupied one-to-four family residential	28,833	—	—	11,277	40,110
Commercial real estate	18,218	—	—	3,419	21,637
Consumer	25,828	8,575	800	40,466	58,519
Total	$372,965	$16,575	$800	$40,000	$397,190

	Six Months Ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$366,858	$5,610	$—	$5,809	$367,057
Non-owner occupied one-to-four family residential	44,510	—	—	(12,547)	31,963
Commercial real estate	32,443	—	—	(2,134)	30,309
Consumer	61,367	3,613	300	28,872	86,926
Total	$505,178	$9,223	$300	$20,000	$516,255

	Six Months Ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$300,654	$33,605	$—	$9,875	$276,924
Non-owner occupied one-to-four family residential	26,949	—	—	13,161	40,110
Commercial real estate	15,192	—	—	6,445	21,637
Consumer	17,907	10,707	800	50,519	58,519
Total	$360,702	$44,312	$800	$80,000	$397,190

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first six months of 2016.

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
The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
June 30, 2016:
Loans
One-to-four family residential	$44,796,353	$1,124,646	$150,611	$—	$46,071,610
Non-owner occupied one-to-four family residential	4,001,598	—	—	—	4,001,598
Commercial real estate	2,837,029	51,230	297,538	—	3,185,797
Consumer	5,620,541	202,318	—	—	5,822,859
Total	$57,255,521	$1,378,194	$448,149	$—	$59,081,864

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2015:
Loans
One-to-four family residential	$44,448,707	$1,876,618	$185,280	$—	$46,510,605
Non-owner occupied one-to-four family residential	4,030,249	—	—	—	4,030,249
Commercial real estate	2,672,256	—	302,412	—	2,974,668
Consumer	4,416,516	126,376	—	—	4,542,892
Total	$55,567,728	$2,002,994	$487,692	$—	$58,058,414
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
The Company had one impaired loan as of June 30, 2016 and December 31, 2015. No interest income was recorded on impaired loans during 2016 or 2015.

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
The following tables set forth the composition of the Company’s past‑due loans at June 30, 2016 and December 31, 2015.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
June 30, 2016:
Loans
One-to-four family residential	$742,603	$313,251	$219,403	$1,275,257	$44,796,353	$46,071,610	$133,549
Non-owner occupied one-to-four family residential	—	—	—	—	4,001,598	4,001,598	—
Commercial real estate	297,538	—	51,230	348,768	2,837,029	3,185,797	51,230
Consumer	105,621	22,452	74,245	202,318	5,620,541	5,822,859	74,245
Total	$1,145,762	$335,703	$344,878	$1,826,343	$57,255,521	$59,081,864	$259,024

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2015:
Loans
One-to-four family residential	$1,148,965	$288,087	$460,485	$1,897,537	$44,613,068	$46,510,605	$275,205
Non-owner occupied one-to-four family residential	—	—	—	—	4,030,249	4,030,249	—
Commercial real estate	—	—	302,412	302,412	2,672,256	2,974,668	—
Consumer	54,592	44,988	26,796	126,376	4,416,516	4,542,892	26,796
Total	$1,203,557	$333,075	$789,693	$2,326,325	$55,732,089	$58,058,414	$302,001
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Loans
One-to-four family residential	$150,611	$185,280
Non-owner occupied one-to-four family residential	—	—
Commercial real estate	297,538	302,412
Consumer	—	—
Total	$448,149	$487,692

(4)	Deposits
At June 30, 2016 and December 31, 2015, deposits are summarized as follows:

	June 30, 2016	December 31, 2015
Statement savings	$11,720,718	$11,163,443
Money market plus	11,416,979	11,688,644
NOW	44,235,320	18,968,879
Certificates of deposit	47,550,138	46,258,865
	$114,923,155	$88,079,831

Included in the NOW accounts were approximately $31.1 million and $4.7 million of non-interest bearing deposits as of June 30, 2016 and December 31, 2015, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	June 30, 2016
	Federal	State	Total
Current	$31,298	$4,631	$35,929
Deferred	(84,000)	(1,000)	(85,000)
	$(52,702)	$3,631	$(49,071)
	June 30, 2015
	Federal	State	Total
Current	$67,000	$17,929	$84,929
Deferred	106	(1,000)	(894)
	$67,106	$16,929	$84,035

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars:

	June 30, 2016	June 30, 2015
Federal tax at statutory rate	$33,811	$119,635
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	2,360	11,173
Tax-exempt income	(66,277)	(68,062)
Building donation	—	(27,620)
Valuation allowance	—	49,000
Other	(18,965)	(91)
	$(49,071)	$84,035

Federal income tax expense for the periods ended June 30, 2016 and December 31, 2015 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Deferred directors’ fees	$356,000	$369,000
Allowance for loan losses	193,000	188,000
Net operating loss carryforward	49,000	—
AMT credit	62,000	62,000
Charitable contribution	82,000	81,000
Other	32,000	34,000
Gross deferred tax assets	774,000	734,000
Valuation allowance	(49,000)	(49,000)
Net deferred tax assets	725,000	685,000
Deferred tax liabilities:
Securities	(189,673)	(57,058)
Prepaid expenses	(18,000)	(18,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	(13,000)	(19,000)
Intangible assets	(27,000)	(28,000)
Other	—	(38,093)
Gross deferred tax liabilities	(285,673)	(198,151)
Net deferred tax assets	$439,327	$486,849

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. No valuation allowance was required for deferred tax assets at June 30, 2016 and December 31, 2015, except for a valuation allowance related to the charitable contribution carryforward. The valuation allowance increased by $49,000 during 2015 due to the charitable contribution carryforward. The charitable contribution expires if not used by 2020.
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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at June 30, 2016 and December 31, 2015, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three and six months ended June 30, 2016 and 2015.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of June 30, 2016 and December 31, 2015.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$13,499	11.4%	$4,737	4.00%	N/A	N/A
WCF Financial Bank	13,187	11.2	4,711	4.00	5,889	5.0%

Common equity tier 1:
Consolidated	13,499	24.1	2,874	5.125	3,646	6.5
WCF Financial Bank	13,187	23.7	2,846	5.125	3,610	6.5

Risk-based capital:
Consolidated	14,015	25.0	4,837	8.625	5,609	10.0
WCF Financial Bank	13,703	24.7	4,790	8.625	5,554	10.0

Tier 1 risk-based capital:
Consolidated	13,499	24.1	3,716	6.625	4,487	8.0
WCF Financial Bank	13,187	23.7	3,680	6.625	4,443	8.0

	December 31, 2015
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$14,428	13.5%	$4,289	4.0%	N/A	N/A
WCF Financial Bank	13,024	12.3	4,257	4.0	5,321	5.0%

Common equity tier 1:
Consolidated	14,428	29.3	4,825	4.5	6,970	6.5
WCF Financial Bank	13,024	26.8	4,789	4.5	6,918	6.5

Risk-based capital:
Consolidated	14,933	30.3	3,938	8.0	4,923	10.0
WCF Financial Bank	13,529	27.8	3,896	8.0	4,869	10.0

Tier 1 risk-based capital:
Consolidated	14,428	29.3	2,954	6.0	3,938	8.0
WCF Financial Bank	13,024	26.8	2,922	6.0	3,896	8.0
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of June 30, 2016, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company did not declare a dividend in the second quarter of 2016 but declared and paid a $0.04 per share dividend in the second quarter of 2015. In the first quarter of 2016, the Company declared and paid a dividend of $0.05 per share. The company did not delcare or pay a dividend in the first quarter of 2015.
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
On February 26, 2015, WCF Financial Bank paid a dividend of $1.0 million to Webster City Federal Bancorp. The funds were to be used to pay dividends and the future repurchase of stock.

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

•	Cash and due from banks, federal funds sold, and time deposits in other financial institutions. The carrying amount is a reasonable estimate of fair value.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	June 30, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$997,642	$—	$997,642
Mortgage-backed securities*	—	19,014,055	—	19,014,055
Municipal bonds	—	18,271,357	—	18,271,357
Corporate bonds	52,365	500,750	—	553,115
Total	$52,365	$38,783,804	$—	$38,836,169

	December 31, 2015
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Mortgage-backed securities*	$—	$17,355,555	$—	$17,355,555
Municipal bonds	—	18,613,248	—	18,613,248
Corporate bonds	52,139	504,790	—	556,929
Total	$52,139	$36,473,593	$—	$36,525,732
*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
There have been no changes in valuation methodologies at June 30, 2016 compared to December 31, 2015 and there were no transfers between levels during the periods ended June 30, 2016 and December 31, 2015.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower‑of‑cost or fair value accounting or write‑downs of individual assets. As of June 30, 2016 and December 31, 2015, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments (as described in note 1) at June 30, 2016 and December 31, 2015 were as follows:

		June 30, 2016		December 31, 2015
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$4,597,563	$4,597,593	$5,350,561	$5,350,561
Federal funds sold	Level 1	25,940,000	25,940,000	3,516,000	3,516,000
Time deposits in other	Level 1
financial institutions		3,065,000	3,065,000	2,950,111	2,950,111
Securities available for sale	See previous table	38,836,169	38,836,169	36,525,732	36,525,732
Loans receivable, net	Level 2	58,424,901	59,675,194	57,380,062	58,900,634
FHLB stock	Level 1	414,800	414,800	452,700	452,700
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	409,834	409,834	407,975	407,975
Financial liabilities:
Deposits	Level 2	114,923,155	111,780,146	88,079,831	85,208,429
FHLB	Level 2	7,000,000	7,002,000	8,000,000	8,003,000
Accrued interest payable	Level 1	11,682	11,682	9,008	9,008

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $503,000 and $250,000 as of June 30, 2016 and December 31, 2015, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 6.00%.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2016 and the results of operations for three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $25.1 million, or 22.2%, to $138.0 million at June 30, 2016 from $112.9 million at December 31, 2015. The increase was primarily due to an increase in federal funds sold of $22.4 million, or 640.0%, to $25.9 million at June 30, 2016 from $3.5 million, at December 31, 2015. This increase was due to subscription funds received in the second step conversion stock offering, which closed on July 13, 2016. Cash and due from banks decreased $753,000, or 14.0%, to $4.6 million at June 30, 2016 compared to $5.4 million at December 31, 2015. The decrease resulted from excess funds being used to finance additional loans and to purchase investment securities. Investment securities available for sale increased $2.3 million, or 6.3%, to $38.8 million at June 30, 2016 from $36.5 million at December 31, 2015. Net loans receivable increased $1.0 million, or 1.8%, to $58.4 million at June 30, 2016 from $57.4 million at December 31, 2015. The increase in net loans receivable was due to an increase in consumer loans, due in part from a promotion during the first half of 2016.

Total liabilities increased $25.8 million, or 26.2%, to $124.1 million at June 30, 2016 from $98.3 million at December 31, 2015. The increase in liabilities was due to subscription funds received for the second step conversion stock offering, which closed on July 13, 2016. Deposits at June 30, 2016 were $114.9 million compared to $88.1 million at December 31, 2015. FHLB Advances decreased $1.0 million, to $7.0 million as of June 30, 2016 from $8.0 million as of December 31, 2015.

Stockholders equity decreased $702,000, or 4.8%, to $13.9 million at June 30, 2016 from $14.6 million at December 31, 2015. The decrease in stockholders’ equity resulted from $926,000 of expenses related to the second step conversion stock offering and $151,000 paid in dividends, offset in part by $149,000 of net income during the six months ended June 30, 2016 and $226,000 change in market value of securities available for sale.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

Net income increased $38,000, or 88.4%, to $81,000, for the three months ended June 30, 2016, from $43,000 for the same period in 2015. On a basic/diluted earnings per share basis, the earnings were $0.03 and $0.01 for the three months ended June 30, 2016 and 2015, respectively. Total interest income was $942,000 for the 2016 quarter, compared to $926,000 for the 2015 quarter. The increase in total interest income was from organic loan growth and interest in tax-exempt investment securities and other interest-earning assets. Total interest expense was $164,000 for the three months ended June 30, 2016 compared to $158,000 for the three months ended June 30, 2015. The increase was due to higher interest being paid on FHLB advances during the 2016 quarter compared to the 2015 quarter.

Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, a $20,000 provision for loan losses was recorded for the quarter ended June 30, 2016 compared to $40,000 for the quarter ended June 30, 2015. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 compared to those at June 30, 2015. While the believed estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased $30,000, or 4.1%, to $758,000 for the three months ended June 30, 2016, from $728,000 for the three months ended June 30, 2015.

Non-interest income decreased $122,000, or 50.0%, to $122,000, for the three months ended June 30, 2016 from $244,000 for the same period in 2015. The decrease was due to no gains from sales of securities available for sale or office property and equipment for the three months ended June 30, 2016 compared to

$18,000 gain on the sale of securities available for sale and $137,000 gain on disposition of office property and equipment recorded in the three month period ended June 30, 2015. Fees and service charges increased $16,000, or 18.0%, to $105,000 for the three months ended June 30, 2016 compared to $89,000 for the quarter ended June 30, 2015. Other income increased $17,000 during the three months ended June 30, 2016 from no other income for the same period in 2015.

Non-interest expenses consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the three months ended June 30, 2016, non-interest expenses were reduced by $119,000, or 12.7% to $819,000, compared to $938,000, for the same three month period in 2015. All of the above non-interest expenses increased during the three months ended June 30, 2016, except charitable contributions. Compensation and employee benefits increased $19,000, or 6.1%, due to hiring a CFO in February of 2016. Office property and equipment increased $34,000, or 36.6%, due to a full three months of expenses on the new corporate headquarters in 2016 compared to two months of expenses during the same period of 2015. Data processing services were $13,000, or 14.3%, higher for the three months ended June 30, 2016 compared to June 30, 2015. FDIC insurance premiums increased $7,000, or 46.7%, during the three months ended June 30, 2016, due to the increase in deposits at June 30, 2016 compared to June 30, 2015. Professional fees increased $65,000, or 154.8%, in 2016 due to additional costs associated with reaudits in preparation for the planned conversion. Charitable contributions of $260,000 in 2015 was a one-time non-interest expense related to the sale of our previous headquarters located at 820 Des Moines Street to the Webster City Community Schools.

We recognized an income tax benefit of $(20,000) for the three month period ended June 30, 2016 compared to an income tax benefit of $(8,000) for the 2015 quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

Net income decreased $119,000, or 44.4%, to $149,000 for the six months ended June 30, 2016, from $268,000 for the six months ended June 30, 2015. On a basic/diluted earnings per share basis, earnings were $0.05 and $0.09 per share for the six months ended June 30, 2016 and 2015, respectively. Total interest income was $1.9 million, for the six months ended June 30, 2016, and June 30, 2015. Total interest expense was $328,000, for the six months ended June 30, 2016, compared to $313,000 for six months ended June 30, 2015. The increase was due to higher interest being paid on FHLB advances during the six months ended June 30, 2016, compared to the same period last year.

Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, a $20,000 provision for loan losses was recorded for the six months ended June 30, 2016, compared to a provision of $80,000 for the six months ended June 30, 2015. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 compared to those at June 30, 2015. While the believed estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased $41,000, or 2.8%, to $1.5 million for the six months ended June 30, 2016, from $1.5 million for the six months ended June 30, 2015.

Non-interest income decreased $265,000, or 55.0% to $217,000, for the six months ended June 30, 2016 from $482,000 for the six months ended June 30, 2015. The decrease was due to $15,000 in gains from sales of securities available for sale for the six months ended June 30, 2016 compared to $191,000 in gains on the sales of securities available for sale and a $137,000 gain on disposition of office property and equipment recorded in the six months ended June 30, 2015. Fees and service charges increased $31,000 or 20.1%, to $184,000 for the six months ended June 30, 2016 compared to $154,000 for the six months ended June 30, 2015. Other income increased during the six months ended June 30, 2016, by $17,000, compared to no other income for the six months ended June 30, 2015.

Non-interest expenses consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the six months ended June 30, 2016, non-interest expenses increased $29,000, or 1.8%, to $1.6 million, compared to $1.6 million, for the six months ended June 30, 2015. All of the above non-interest expenses increased during the six months ended June 30, 2016, except charitable contributions and data processing services. Compensation and employee benefits increased $24,000, or 3.9%, due to hiring a CFO in February of 2016. Office property and equipment increased $97,000, or 57.7%, due to a full six months of expenses on the new headquarters for six months in 2016 compared to only two months during the same period of 2015. FDIC insurance premiums increased $8,000, or 25.0%, during the six months ended June 30, 2016, due to the increase in deposits at June 30, 2016 compared to June 30, 2015. Professional fees increased $125,000, or 133.0%, in 2016 due to additional costs associated with reaudits in preparation for the planned conversion. The charitable contributions of $260,000 in 2015 was a one-time non-interest expense related to the sale of the previous headquarters located at 820 Des Moines Street to the Webster City Community Schools. Data processing services were $2,000, or 1.1%, lower for the six months ended June 30, 2016 compared to the same period in 2015.

We recognized an income tax benefit of $(49,000) for the six months ended June 30, 2016 compared to an income expense of $84,000 for the six months ended June 30, 2015. This change was due to the sale of taxable municipal bonds and the purchase of tax exempt municipal bonds. During the first six months of 2016 we had gains on sales of securities available-for-sale, net of $15,000 compared to $191,000 for the six months ended June 30, 2015. There were no gains on the disposition of office property and equipment during the first six months of 2016 compared to $137,000 in gains during the six months ended June 30, 2015. With these gains, earnings before taxes on income were $99,000 and $352,000 for six months ended June 30, 2016 and 2015, respectively.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)
Use of Proceeds. On March 3, 2016, the Board of Directors adopted a plan of conversion and reorganization (the “Plan”), pursuant to which the Bank’s former mutual holding company would convert from the mutual to the stock form of ownership and WCF Bancorp would sell shares of common stock to the public. On March 10, 2016, WCF Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-210056) with respect to the shares to be offered and sold pursuant to the Plan. WCF Bancorp registered for offer and sale up to 2,563,224 shares of common stock, par value $0.01 per share, at a sales price of $8.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 13, 2016.

The public stock offering closed on July 13, 2016, and on July 14, 2016 the common stock began trading on the Nasdaq Capital Market under the symbol “WCFB.”
In accordance with the Plan and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of WCF Financial Bank and the Bank’s tax-qualified employee benefit plans, including its employee stock ownership. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For its services, Keefe, Bruyette & Woods, Inc. received a management fee of $25,000 and a success fee of $225,000. The success fee was reduced by the management fee upon consummation of the transaction.

The stock offering resulted in gross proceeds of $17.1 million through the sale of 2,139,231 shares at $8.00 per share. Expenses related to the offering were approximately $1.0 million resulting in net proceeds of $16.1 million, of which $8 million was contributed to WCF Financial Bank in the form of additional paid in capital, and the remainder was retained by WCF Bancorp to be utilized for general corporate purposes. WCF Bancorp loaned $1,369,104 to the WCF Financial Bank employee stock ownership plan to enable it to purchase 171,138 shares of common stock in the offering. Initially, upon the closing of the offering, a substantial portion of the proceeds have been invested in overnight investments and short-term investments.

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

WCF BANCORP, INC.

Date: August 11, 2016	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: August 11, 2016	/s/ Kasie L. Doering
Kasie L. Doering
Chief Financial Officer