Form 10-Q
period 2016-09-30
WCF Bancorp, Inc.
filed 2016-11-10
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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
YES [   ]     NO [X]

As of November 10, 2016, the Registrant had 2,563,224 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015

Assets	September 30, 2016	December 31, 2015
Cash and due from banks	$1,954,396	$5,350,561
Federal funds sold	6,421,000	3,516,000
Cash and cash equivalents	8,375,396	8,866,561
Time deposits in other financial institutions	5,041,168	2,950,111
Securities available-for-sale, at fair value	44,197,858	36,525,732
Loans	59,852,495	57,885,240
Allowance for loan losses	(474,183)	(505,178)
Loans receivable, net	59,378,312	57,380,062
Federal Home Loan Bank (FHLB) stock, at cost	294,800	452,700
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	4,384,327	4,570,371
Deferred taxes on income	558,169	486,849
Income taxes receivable	34,457	—
Accrued interest receivable	423,937	407,975
Goodwill	55,148	55,148
Prepaid expenses and other assets	1,161,068	1,072,915
	$124,052,140	$112,915,924
Liabilities and Stockholders' Equity
Deposits	$86,223,057	$88,079,831
FHLB advances	4,000,000	8,000,000
Advance payments by borrowers for taxes and insurance	217,142	431,090
Accrued interest payable	91,913	9,008
Accrued expenses and other liabilities	3,938,474	1,812,853
Total liabilities	94,470,586	98,332,782
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,563,224 issued and outstanding at September 30, 2016 and 3,517,428 and 2,449,922 shares issued and outstanding at December 31, 2015 (1)	25,632	433,448
Additional paid-in capital	14,196,234	9,633,893
Retained earnings, substantially restricted	16,572,928	16,635,039
Accumulated other comprehensive income	155,864	93,177
Unearned ESOP Shares	(1,369,104)	—
Treasury stock, no shares at September 30, 2016 and 1,067,506 shares December 31, 2015, at cost (1)	—	(12,212,415)
Total stockholders' equity	29,581,554	14,583,142
Total liabilities and stockholders' equity	$124,052,140	$112,915,924

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one)

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$735,492	$715,006	$2,183,032	$2,148,582
Investment securities - taxable	103,028	92,858	274,187	319,763
Investment securities - tax exempt	89,981	93,433	301,433	269,107
Other interest earning assets	33,182	13,290	69,604	46,831
Total interest income	961,683	914,587	2,828,256	2,784,283
Interest expense:
Deposits	142,548	135,592	432,284	427,384
FHLB advances	15,647	16,053	54,045	36,819
Total interest expense	158,195	151,645	486,329	464,203
Net interest income	803,488	762,942	2,341,927	2,320,080
Provision for losses on loans	—	50,000	20,000	130,000
Net interest income after provision for losses on loans	803,488	712,942	2,321,927	2,190,080
Noninterest income:
Fees and service charges	102,103	76,592	286,301	230,229
Gains on sale of securities available-for-sale, net	99,853	16,893	115,100	207,605
Gain on disposition of office property and equipment	—	—	—	137,437
Other income	26,582	225	44,077	303
Total noninterest income	228,538	93,710	445,478	575,574
Noninterest expense:
Compensation, payroll taxes, and employee benefits	334,542	302,841	981,288	925,100
Advertising	20,992	30,712	62,807	68,556
Office property and equipment	136,304	114,145	401,155	282,225
Federal insurance premiums	21,012	17,165	60,083	48,691
Data processing services	122,361	91,140	304,842	275,644
Charitable contributions	5,946	—	5,946	260,000
Other real estate expenses, net	1,956	132	4,917	3,923
Dues and subscriptions	10,142	12,834	41,619	51,521
Accounting, regulatory and professional fees	142,664	54,017	362,347	148,342
Debit card expenses	2,987	13,398	19,502	38,760
Other expenses	82,552	64,871	272,886	205,626
Total noninterest expense	881,458	701,255	2,517,392	2,308,388
Earnings before taxes on income	150,568	105,397	250,013	457,266
Tax expense (benefit)	82,100	(3,783)	33,015	80,252
Net income	$68,468	$109,180	$216,998	$377,014
Basic earnings per common share	$0.03	$0.04	$0.09	$0.15
Diluted earnings per common share	$0.03	$0.04	$0.09	$0.15

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$68,468	$109,180	$216,998	$377,014

Other comprehensive (loss) income:
Net change in unrealized gains (losses) on securities	(152,662)	95,199	223,178	(91,166)
Reclassification adjustment for net gain realized in net income	(99,853)	(16,893)	(115,100)	(207,605)
Tax (expense) benefit	89,471	(34,655)	(45,391)	106,102
Other comprehensive (loss) income	(163,044)	43,651	62,687	(192,669)
Comprehensive income (loss)	$(94,576)	$152,831	$279,685	$184,345

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2014	$433,448	$9,689,603	$16,664,227	$—	$214,517	$(12,179,317)	$14,822,478
Net income	—	—	377,014	—	—	—	377,014
Other comprehensive (loss)	—	—	—	—	(192,669)	—	(192,669)
Common stock repurchase	—	—	—	—	—	(33,098)	(33,098)
Dividends paid on common stock,				—
$0.09 per common share	—	—	(272,103)	—	—	—	(272,103)
Balance at September 30, 2015	$433,448	$9,689,603	$16,769,138	$—	$21,848	$(12,212,415)	$14,701,622

Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$—	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	216,998	—	—	—	216,998
Other comprehensive income	—	—	—	—	62,687	—	62,687
Second step conversion and stock offering, net of expenses	(407,816)	4,562,341	—	(1,369,104)	—	12,212,415	14,997,836
Dividends paid on common stock,
$0.10 per common share	—	—	(279,109)	—	—	—	(279,109)
Balance at September 30, 2016	$25,632	$14,196,234	$16,572,928	$(1,369,104)	$155,864	$—	$29,581,554

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$216,998	$377,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599,913	453,610
Provision for losses on loans	20,000	130,000
Charitable contribution - donation of building	—	260,000
Deferred taxes on income	(116,712)	(40,081)
Gain on sales of securities	(115,100)	(207,605)
Gain on sales of one-to-four family residential loans	(12,310)	(21,133)
Proceeds from sales of one-to-four family residential loans	1,189,200	2,107,333
Originations of one-to-four family residential loans	(1,176,890)	(2,086,200)
Write-down of other real estate owned	—	(7,200)
Gain on sale of office property and equipment	—	(137,437)
Change in:
Accrued interest receivable	(15,962)	5,065
Prepaid expenses and other assets	(137,653)	(374,199)
Advance payments by borrowers for taxes and insurance	(213,948)	(166,833)
Accrued interest payable	82,905	84,330
Accrued expenses and other liabilities	2,125,621	(371,559)
Income tax receivable	(34,457)	54,303
Net cash provided by operating activities	2,411,605	59,408
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	3,315,111	7,174,000
Purchase of time deposits in other financial institutions	(5,406,168)	(6,354,794)
Proceeds from calls and maturities of investment securities available-for-sale	3,988,949	4,779,392
Proceeds from sale of investment securities available-for-sale	12,083,059	18,071,512
Purchase of investment securities available-for-sale	(23,855,716)	(19,612,083)
Net change in loans receivable	(1,968,750)	(2,531,383)
Net change in FHLB stock	157,900	(119,100)
Proceeds from sale of office property and equipment	—	180,000
Purchase of office property and equipment	(79,108)	(527,779)
Net cash (used in) provided by investing activities	(11,764,723)	1,059,765
Cash flows from financing activities:
Net change in deposits	(1,856,774)	(4,375,388)
Net change in FHLB advances	(4,000,000)	3,000,000
Stock sale proceeds	15,744,744	—
Merger of WCF MHC into WCF Bancorp, Inc.	862,549	—
Cash paid for Treasury Stock	—	(33,098)
Dividends paid	(279,109)	(272,103)
Stock offering costs	(1,609,457)	—
Net cash provided by (used in) financing activities	8,861,953	(1,680,589)
Net decrease in cash and cash equivalents	(491,165)	(561,416)
Cash and cash equivalents at beginning of year	8,866,561	4,039,704
Cash and cash equivalents at end of quarter	$8,375,396	$3,478,288
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$245,229	$228,228
Taxes on income	116,726	112,754
Noncash investing activities:
Transfers to other real estate owned from loans	49,500	13,500

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of WCF Bancorp (the Company), and its wholly owned subsidiary WCF Financial Bank (the Bank), and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2015. The consolidated balance sheet of the Company as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
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
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).
Organization and Business
WCF Bancorp, Inc. (the "Company") is a Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp, a federal corporation ("Old Bancorp") upon completion of the second-step conversion of WCF Financial M.H.C. from the mutual holding company to the stock holding company form of organization. WCF Financial M.H.C. (the "MHC") was the former mutual holding company for Old Bancorp prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of the MHC and Old Bancorp ceased to exist. The second-step conversion was completed on July 16, 2016 at which time the Company sold 2,139,231 shares of its common stock (including 171,138 shares purchased by the Bank's employee stock ownership plan) at $8.00 per share for gross proceeds of approximately $17.1 million. Expenses related to the stock offering totaled $1.7 million and were netted against proceeds. As a part of the second-step conversion, each of the outstanding shares of common stock of Old Bancorp held by persons other than the MHC were converted into 0.8115 shares of Company common stock with cash paid in lieu of fractional shares. As a result, a total of 2,563,224 shares were issues in the second-step conversion. As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 0.8115 exchange ratio unless otherwise noted.
The Company's principal business is the ownership and operation of the Bank. The Bank is a community bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four family residences. To a lesser extent, we also originate consumer loans and non owner-occupied one- to four-family residential real estate loans. On a limited basis we have also originated commercial real estate loans, but have deemphasized the origination, and intend to continue to deemphasize the origination, of this type of lending. We also invest in investment securities. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Des Moines (the “FHLB”). As a federal savings bank, WCF Financial Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). As a savings and loan holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).
The primary business of WCF Financial Service Corp (the "Service Corp") was the sale of credit life and disability insurance products that were previously disallowed by savings and loan regulations. Currently the Service Corp is inactive.
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

Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were $99,853 and $16,893 of net realized gains for the three months ended September 30, 2016 and 2015, respectively, and $115,100 and $207,605 for the nine months ended September 30, 2016 and 2015, respectively.
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
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At September 30, 2016 and December 31, 2015, capital levels exceeded minimum capital requirements.

Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year‑end based on the affiliate’s financial statements on a one-month lag. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the nine months ended September 30, 2016 and 2015 is presented below.

	As of and For the
	Nine Months Ended September 30,
	2016	2015
Current assets	$162,802	$195,703
Long-term assets	1,750,950	1,739,240
Current liabilities	57,880	90,193
Total equity	1,855,872	1,844,750
Total revenue	709,963	737,350
Net income	215,450	144,265
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2016 and September 30, 2015 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$68,468	$109,180	$216,998	$377,014

Weighted average common shares outstanding and diluted common shares outstanding (1)	2,406,136	2,452,074	2,435,221	2,452,991

Basic earnings per common share	$0.03	$0.04	$0.09	$0.15
Diluted earnings per common share	$0.03	$0.04	$0.09	$0.15

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one)

Unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. ESOP shares that have been committed to be released are considered outstanding and included for the purposes of computing basic and diluted earnings per share.

Employee Stock Ownership Plan
The Company established the ESOP on July 13, 2016 in connection with its common stock offering. In conjunction with the second-step conversion described in Note 1, the ESOP purchased 171,138 shares at $8.00 per share. To fund the purchase, the ESOP borrowed $1.4 million from the Company at a variable rate equal to the lowest “prime rate” published in The Wall Street Journal, to be repaid on a prorate basis in 25 substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At September 30, 2016 there were no allocated shares and 171,138 unallocated shares.   The fair value of unallocated ESOP shares at September 30, 2016 was $1,436,000.

Subsequent Events
The Company has evaluated subsequent events through November 10, 2016, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements as noted by the Company.

Current Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. This update will be effective for interim and annual periods beginning after December 15, 2018. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This update was effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects or recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with entities other deferred tax assets. This update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. This update will be effective for annual periods beginning after December 15, 2019, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

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

(2)	Securities Available-for-Sale
Securities available-for-sale at September 30, 2016 and December 31, 2015 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2016:
U.S. agency securities	$1,248,444	$—	$3,013	$1,245,431
Mortgage-backed securities	29,158,887	55,135	109,758	29,104,264
Municipal bonds	13,031,481	322,805	9,123	13,345,163
Corporate bonds	500,000	3,000	—	503,000
	$43,938,812	$380,940	$121,894	$44,197,858
December 31, 2015:
Mortgage-backed securities	$17,522,971	$12,167	$179,583	$17,355,555
Municipal bonds	18,300,293	336,817	23,862	18,613,248
Corporate bonds	551,500	5,429	—	556,929
	$36,374,764	$354,413	$203,445	$36,525,732
The amortized cost and estimated fair value of securities available-for-sale at September 30, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Amortized cost	Fair value
Due in one year or less	$724,529	$729,055
Due after one year through five years	2,021,168	2,066,864
Due after five years, but less than ten years	7,639,567	7,895,470
Due after ten years	3,894,661	3,899,205
	14,279,925	14,590,594
Mortgage-backed securities	29,158,887	29,104,264
Corporate bonds	500,000	503,000
	$43,938,812	$44,197,858

The details of the sales of investment securities for the three and nine months ended September 30, 2016 and 2015 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$4,791,663	$6,192,712	$12,083,059	$18,071,512
Gross gains on sales	109,062	37,577	159,262	255,719
Gross losses on sales	9,209	20,684	44,162	48,114
At September 30, 2016 and December 31, 2015, accrued interest receivable for securities available-for-sale totaled $212,584 and $189,862, respectively.

The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$1,245,431	$3,013	$—	$—	$1,245,431	$3,013
Mortgage-backed securities	8,244,030	51,720	5,319,274	58,038	13,563,304	109,758
Municipal bonds	1,516,757	9,123	583,229	—	2,099,986	9,123
Total	$11,006,218	$63,856	$5,902,503	$58,038	$16,908,721	$121,894

	December 31, 2015
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Mortgage-backed securities	$13,669,247	$157,996	$1,390,849	$21,587	$15,060,096	$179,583
Municipal bonds	2,549,250	23,862	—	—	2,549,250	23,862
Total	$16,218,497	$181,858	$1,390,849	$21,587	$17,609,346	$203,445
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily depressed as of September 30, 2016 and December 31, 2015.

(3)	Loans Receivable
At September 30, 2016 and December 31, 2015, loans receivable consisted of the following segments:

	September 30, 2016	December 31, 2015
Loans:
One-to-four family residential	$46,579,936	$46,510,605
Non-owner occupied one-to-four family residential	3,789,338	4,030,249
Commercial real estate	3,055,142	2,974,668
Consumer	6,548,508	4,542,892
Total loans receivable	59,972,924	58,058,414
Discounts on loans purchased	(63,757)	(84,907)
Deferred loan costs (fees)	(56,672)	(88,267)
Allowance for loan losses	(474,183)	(505,178)
	$59,378,312	$57,380,062
Accrued interest receivable on loans receivable was $211,353 and $218,113 at September 30, 2016 and December 31, 2015, respectively.
The loan portfolio included approximately $43.0 million and $42.9 million of fixed rate loans and approximately $17.0 million and $15.2 million of variable rate loans as of September 30, 2016 and December 31, 2015, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	316,613	29,475	33,307	94,788	474,183
Total	$316,613	$29,475	$33,307	$94,788	$474,183

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	46,579,936	3,789,338	2,757,604	6,548,508	59,675,386
Total	$46,579,936	$3,789,338	$3,055,142	$6,548,508	$59,972,924

	December 31, 2015
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	366,858	44,510	32,443	61,367	505,178
Total	$366,858	$44,510	$32,443	$61,367	$505,178

Loans receivable:
Individually evaluated for impairment	$—	$—	$302,412	$—	$302,412
Collectively evaluated for impairment	46,510,605	4,030,249	2,672,256	4,542,892	57,756,002
Total	$46,510,605	$4,030,249	$2,974,668	$4,542,892	$58,058,414

Activity in the allowance for loan losses by segment for the three and nine months ended September 30, 2016 and 2015 is summarized in the following tables:

	Three months ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$367,057	$—	$—	$(50,444)	$316,613
Non-owner occupied one-to-four family residential	31,963	—	—	(2,488)	29,475
Commercial real estate	30,309	28,730	—	31,728	33,307
Consumer	86,926	13,342	—	21,204	94,788
Total	$516,255	$42,072	$—	$—	$474,183

	Three months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$276,924	$—	$—	$29,516	$306,440
Non-owner occupied one-to-four family residential	40,110	—	—	17,737	57,847
Commercial real estate	21,637	—	—	8,515	30,152
Consumer	58,519	—	152	(5,768)	52,903
Total	$397,190	$—	$152	$50,000	$447,342

	Nine Months Ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$366,858	$5,610	$—	$(44,635)	$316,613
Non-owner occupied one-to-four family residential	44,510	—	—	(15,035)	29,475
Commercial real estate	32,443	28,730	—	29,594	33,307
Consumer	61,367	16,955	300	50,076	94,788
Total	$505,178	$51,295	$300	$20,000	$474,183

	Nine Months Ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Loans:
One-to-four family residential	$300,654	$33,605	$—	$39,391	$306,440
Non-owner occupied one-to-four family residential	26,949	—	—	30,898	57,847
Commercial real estate	15,192	—	—	14,960	30,152
Consumer	17,907	10,707	952	44,751	52,903
Total	$360,702	$44,312	$952	$130,000	$447,342

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first nine months of 2016.

(d)	Loans Measured Individually for Impairment
Loans that are deemed to be impaired are reserved for with the necessary allocation. All loans deemed troubled debt restructurings are considered impaired. Generally loans for 1-4 family residential and consumer are collectively evaluated for impairment.

(e)	Loans Measured Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type and further segmented by risk classification. The Company’s historical loss experiences for each portfolio segment are calculated using a 12 quarter rolling average loss rate for estimating losses adjusted for qualitative factors. The qualitative factors consider economic and business conditions, changes in nature and volume of the loan portfolio, concentrations, collateral values, level and trends in delinquencies, external factors, lending policies, experience of lending staff, and monitoring of credit quality.
The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
September 30, 2016:
Loans
One-to-four family residential	$45,176,498	$1,252,827	$150,611	$—	$46,579,936
Non-owner occupied one-to-four family residential	3,690,818	98,520	—	—	3,789,338
Commercial real estate	2,757,604	—	297,538	—	3,055,142
Consumer	6,398,637	149,871	—	—	6,548,508
Total	$58,023,557	$1,501,218	$448,149	$—	$59,972,924

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2015:
Loans
One-to-four family residential	$44,448,707	$1,876,618	$185,280	$—	$46,510,605
Non-owner occupied one-to-four family residential	4,030,249	—	—	—	4,030,249
Commercial real estate	2,672,256	—	302,412	—	2,974,668
Consumer	4,416,516	126,376	—	—	4,542,892
Total	$55,567,728	$2,002,994	$487,692	$—	$58,058,414
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
The Company had one impaired loan as of September 30, 2016 and December 31, 2015. No interest income was recorded on impaired loans during 2016 or 2015.

(f)	Nonaccrual and Delinquent Loans
Loans are placed on nonaccrual status when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 or more (unless the loan is well secured with marketable collateral).

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
The following tables set forth the composition of the Company’s past‑due loans at September 30, 2016 and December 31, 2015.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
September 30, 2016:
Loans
One-to-four family residential	$702,850	$324,085	$376,502	$1,403,437	$45,176,499	$46,579,936	$225,891
Non-owner occupied one-to-four family residential	68,551	29,969	—	98,520	3,690,818	3,789,338	—
Commercial real estate	—	—	297,538	297,538	2,757,604	3,055,142	—
Consumer	53,265	15,224	81,382	149,871	6,398,637	6,548,508	81,382
Total	$824,666	$369,278	$755,422	$1,949,366	$58,023,558	$59,972,924	$307,273

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2015:
Loans
One-to-four family residential	$1,148,965	$288,087	$460,485	$1,897,537	$44,613,068	$46,510,605	$275,205
Non-owner occupied one-to-four family residential	—	—	—	—	4,030,249	4,030,249	—
Commercial real estate	—	—	302,412	302,412	2,672,256	2,974,668	—
Consumer	54,592	44,988	26,796	126,376	4,416,516	4,542,892	26,796
Total	$1,203,557	$333,075	$789,693	$2,326,325	$55,732,089	$58,058,414	$302,001
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Loans
One-to-four family residential	$150,611	$185,280
Non-owner occupied one-to-four family residential	—	—
Commercial real estate	297,538	302,412
Consumer	—	—
Total	$448,149	$487,692

(4)	Deposits
At September 30, 2016 and December 31, 2015, deposits are summarized as follows:

	September 30, 2016	December 31, 2015
Statement savings	$11,280,852	$11,163,443
Money market plus	11,378,935	11,688,644
NOW	17,558,984	18,968,879
Certificates of deposit	46,004,286	46,258,865
	$86,223,057	$88,079,831

Included in the NOW accounts were approximately $4.6 million and $4.7 million of non-interest bearing deposits as of September 30, 2016 and December 31, 2015, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	September 30, 2016
	Federal	State	Total
Current	$24,747	$11,268	$36,015
Deferred	(11,000)	8,000	(3,000)
	$13,747	$19,268	$33,015
	September 30, 2015
	Federal	State	Total
Current	$89,016	$23,236	$112,252
Deferred	(30,000)	(2,000)	(32,000)
	$59,016	$21,236	$80,252

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars:

	September 30, 2016	September 30, 2015
Federal tax at statutory rate	$85,004	$155,470
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	12,717	14,016
Tax-exempt income	(94,458)	(103,771)
Building donation	—	(21,611)
Valuation allowance	—	49,000
Other	29,752	(12,852)
	$33,015	$80,252

Federal income tax expense for the periods ended September 30, 2016 and December 31, 2015 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Deferred directors’ fees	$356,000	$369,000
Allowance for loan losses	177,000	188,000
Net operating loss carryforward	55,000	—
AMT credit	49,000	62,000
Charitable contribution	81,000	81,000
Professional fees	79,000	—
Other	10,000	34,000
Gross deferred tax assets	807,000	734,000
Valuation allowance	(65,000)	(49,000)
Net deferred tax assets	742,000	685,000
Deferred tax liabilities:
Securities	(92,831)	(57,058)
Prepaid expenses	(18,000)	(18,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	(9,000)	(19,000)
Intangible assets	(26,000)	(28,000)
Other	—	(38,093)
Gross deferred tax liabilities	(183,831)	(198,151)
Net deferred tax assets	$558,169	$486,849

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at September 30, 2016 and December 31, 2015, related to the charitable contribution carryforward. The charitable contribution expires if not used by 2020. In addition, as of September 30, 2016, a $16,000 valuation allowance was recorded related to the deferred Iowa income tax items of WCF Financial M.H.C., subsequent to its merger with the Company.
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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at September 30, 2016 and December 31, 2015, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three and nine months ended September 30, 2016 and repurchased 4,355 shares during the three and nine months ended September 30, 2015.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of September 30, 2016 and December 31, 2015.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,337	23.0%	$5,112	4.00%	N/A	N/A
WCF Financial Bank	18,981	15.2	4,988	4.00	6,235	5.0%

Common equity tier 1:
Consolidated	29,337	56.0	2,683	5.125	3,405	6.5
WCF Financial Bank	18,981	36.7	2,652	5.125	3,364	6.5

Risk-based capital:
Consolidated	29,831	57.0	4,516	8.625	5,236	10.0
WCF Financial Bank	19,455	37.6	4,463	8.625	5,175	10.0

Tier 1 risk-based capital:
Consolidated	29,337	56.0	3,469	6.625	4,189	8.0
WCF Financial Bank	18,981	36.7	3,428	6.625	4,140	8.0

	December 31, 2015
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$14,428	13.5%	$4,289	4.0%	N/A	N/A
WCF Financial Bank	13,024	12.3	4,257	4.0	5,321	5.0%

Common equity tier 1:
Consolidated	14,428	29.3	4,825	4.5	6,970	6.5
WCF Financial Bank	13,024	26.8	4,789	4.5	6,918	6.5

Risk-based capital:
Consolidated	14,933	30.3	3,938	8.0	4,923	10.0
WCF Financial Bank	13,529	27.8	3,896	8.0	4,869	10.0

Tier 1 risk-based capital:
Consolidated	14,428	29.3	2,954	6.0	3,938	8.0
WCF Financial Bank	13,024	26.8	2,922	6.0	3,896	8.0
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of September 30, 2016, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend in each of the quarters ended September 30, 2016 and 2015. In the first quarter of 2016, the Company declared and paid a dividend of $0.05 per share and did not declare or pay a dividend in the first quarter of 2015. The company did not declare or pay a dividend in the second quarter of 2016 but declared and paid a $0.04 dividend in the second quarter of 2015.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	September 30, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,245,431	$—	$1,245,431
Mortgage-backed securities*	—	29,104,264	—	29,104,264
Municipal bonds	—	13,345,163	—	13,345,163
Corporate bonds	—	503,000	—	503,000
Total	$—	$44,197,858	$—	$44,197,858

	December 31, 2015
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Mortgage-backed securities*	$—	$17,355,555	$—	$17,355,555
Municipal bonds	—	18,613,248	—	18,613,248
Corporate bonds	52,139	504,790	—	556,929
Total	$52,139	$36,473,593	$—	$36,525,732
*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
There have been no changes in valuation methodologies at September 30, 2016 compared to December 31, 2015 and there were no transfers between levels during the periods ended September 30, 2016 and December 31, 2015.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower‑of‑cost or fair value accounting or write‑downs of individual assets. As of September 30, 2016 and December 31, 2015, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments (as described in note 1) at September 30, 2016 and December 31, 2015 were as follows:

		September 30, 2016		December 31, 2015
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$1,954,396	$1,954,396	$5,350,561	$5,350,561
Federal funds sold	Level 1	6,421,000	6,421,000	3,516,000	3,516,000
Time deposits in other	Level 1
financial institutions		5,041,168	5,041,168	2,950,111	2,950,111
Securities available for sale	See previous table	44,197,858	44,197,858	36,525,732	36,525,732
Loans receivable, net	Level 2	59,378,312	60,880,583	57,380,062	58,900,634
FHLB stock	Level 1	294,800	294,800	452,700	452,700
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	423,937	423,937	407,975	407,975
Financial liabilities:
Deposits	Level 2	86,223,057	83,884,751	88,079,831	85,208,429
FHLB	Level 2	4,000,000	4,002,000	8,000,000	8,003,000
Accrued interest payable	Level 1	91,913	91,913	9,008	9,008

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $707,000 and $250,000 as of September 30, 2016 and December 31, 2015, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 6.00%.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2016 and the results of operations for three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased $11.2 million, or 9.9%, to $124.1 million at September 30, 2016 from $112.9 million at December 31, 2015. The increase was primarily due to an increase in federal funds sold of $2.9 million, or 82.9%, to $6.4 million at September 30, 2016 from $3.5 million, at December 31, 2015. This increase was due to subscription funds received in the second step conversion stock offering, which closed on July 13, 2016. Cash and due from banks decreased $3.4 million, or 63.0%, to $2.0 million at September 30, 2016 compared to $5.4 million at December 31, 2015. The decrease resulted from excess funds being used to finance additional loans and to purchase investment securities. Investment securities available for sale increased $7.7 million, or 21.1%, to $44.2 million at September 30, 2016 from $36.5 million at December 31, 2015. The increase in investment securities available for sale was due to the investment of subscription funds received in the second step conversion stock offering. Net loans receivable increased $2.0 million, or 3.5%, to $59.4 million at September 30, 2016 from $57.4 million at December 31, 2015. The increase in net loans receivable was due to an increase in consumer loans, due in part from a promotion during the 2016.

Total liabilities decreased $3.8 million, or 3.9%, to $94.5 million at September 30, 2016 from $98.3 million at December 31, 2015. The decrease in liabilities was mainly due to the payoff of FHLB advances. Deposits at September 30, 2016 were $86.2 million compared to $88.1 million at December 31, 2015. FHLB Advances decreased $4.0 million, to $4.0 million as of September 30, 2016 from $8.0 million as of December 31, 2015.

Stockholders equity increased $15.0 million, or 102.7%, to $29.6 million at September 30, 2016 from $14.6 million at December 31, 2015. The increase in stockholders’ equity resulted from $15.7 million in stock proceeds from the subscription funds received in the second step conversion stock offering, $863,000 from the merger of the WCF Financial MHC into WCF Bancorp, Inc., $217,000 of net income during the nine months ended September 30, 2016, and a $63,000 change in market value of securities available for sale offset by $1,609,457 of expenses related to the second step conversion stock offering and $279,000 paid in dividends.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

Net income decreased $41,000, or 37.6%, to $68,000 for the three months ended September 30, 2016, from $109,000 for the same period in 2015. Basic/diluted earnings per share were $0.03 and $0.04 for the three months ended September 30, 2016 and 2015, respectively. Total interest income was $962,000 for the 2016 quarter, compared to $915,000 for the 2015 quarter. The increase in total interest income was from organic loan growth and interest in tax-exempt investment securities and other interest-earning assets. Total interest expense was $158,000 for the three months ended September 30, 2016 compared to $152,000 for the three months ended September 30, 2015. The increase was due to higher interest rates being paid on deposits during the 2016 quarter compared to the 2015 quarter.

Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, no provision for loan losses was recorded for the quarter ended September 30, 2016 compared to $50,000 for the quarter ended September 30, 2015. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 compared to those at September 30, 2015. While we believed the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased $91,000, or 12.6%, to $803,000 for the three months ended September 30, 2016, from $713,000 for the three months ended September 30, 2015.

Noninterest income increased $135,000, or 143.6%, to $229,000 for the three months ended September 30, 2016 from $94,000 for the same period in 2015. The increase was due to $100,000 in gains from sales of securities available-for-sale for the three months ended September 30, 2016, compared to $17,000 gain on the sale of securities available-for-sale recorded in the three month period ended September 30, 2015. Fees and service charges increased $25,000, or 32.5%, to $102,000 for the three months ended September 30, 2016 compared to $77,000 for the quarter ended September 30, 2015. Other income increased $26,000 during the three months ended September 30, 2016 from no other income for the same period in 2015.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the three months ended September 30, 2016, noninterest expense increased $180,000, or 25.7% to $881,000, compared to $701,000, for the same three month period in 2015. Compensation and employee benefits increased $32,000, or 10.6%, due to hiring a CFO in February of 2016. Office property and equipment increased $22,000, or 19.3%, due to the addition of an ATM at the Independence location in 2016. Data processing services increased $31,000, or 34.3%, for the three months ended September 30, 2016 compared to September 30, 2015. This increase was due to additional services provided by our data processor in 2016. FDIC insurance premiums increased $4,000, or 23.5%, during the three months ended September 30, 2016, due to the temporary increase in deposits from the holding of the stock orders held at the Bank during the three months ending September 30, 2016 compared to September 30, 2015. Professional fees increased $89,000, or 164.1%, in the 2016 quarter, due to additional costs associated with the Conversion.

We recognized an income tax expense of $82,000 for the three month period ended September 30, 2016 compared to an income tax benefit of $(4,000) for the 2015 quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Net income decreased $160,000, or 42.4%, to $217,000 for the nine months ended September 30, 2016, from $377,000 for the nine months ended September 30, 2015. Basic/diluted earnings per share were $0.09 and $0.15 for the nine months ended September 30, 2016 and 2015, respectively. Total interest income was unchanged at $2.8 million for the nine months ended September 30, 2016, and 2015. Total interest expense was $486,000, for the nine months ended September 30, 2016, compared to $464,000 for nine months ended September 30, 2015. The $22,000 increase was due to higher interest being paid on deposits and FHLB advances during the nine months ended September 30, 2016, compared to the same period last year.

Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, a $20,000 provision for loan losses was recorded for the nine months ended September 30, 2016, compared to a provision of $130,000 for the nine months ended September 30, 2015. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 compared to those at September 30, 2015. While we believed the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased $132,000, or 6.0%, to $2.3 million for the nine months ended September 30, 2016, from $2.2 million for the nine months ended September 30, 2015.

Noninterest income decreased $131,000, or 22.7% to $445,000, for the nine months ended September 30, 2016 from $576,000 for the nine months ended September 30, 2015. The decrease was due to $115,000 in gains from sales of securities available-for-sale and no gain on disposition of office property and equipment for the nine months ended September 30, 2016 compared to $208,000 in gains on the sales of securities available-for-sale and a $137,000 gain on disposition of office property and equipment recorded in the nine months ended September 30, 2015. Fees and service charges increased $56,000 or 24.3%, to $286,000 for the nine months ended September 30, 2016 compared to $230,000 for the nine months ended September 30, 2015. Other income increased during the nine months ended September 30, 2016, by $44,000, compared to no other income for the nine months ended September 30, 2015. This increase was due to equity income received from the investment in affiliate.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the nine months ended September 30, 2016, noninterest expense increased $209,000, or 9.1%, to $2.5 million, compared to $2.3 million for the nine months ended September 30, 2015. All of the above noninterest expense increased during the nine months ended September 30, 2016, except charitable contributions. Compensation and employee benefits increased $56,000, or 6.1%, due to hiring a CFO in February of 2016. Office property and equipment increased $119,000, or 42.2%, due to a full nine months of expenses on the new headquarters in 2016 compared to only five months during the same period of 2015. FDIC insurance premiums increased $11,000, or 22.6%, during the nine months ended September 30, 2016, due to the increase in deposits from the holding of the stock orders held at the bank during at September 30, 2016 compared to September 30, 2015. Professional fees increased $214,000, or 144.6%, in 2016 due to additional costs associated with the conversion. Data processing services increased $29,000, or 10.5%, for the nine months ended September 30, 2016 compared to the same period in 2015.

We recognized an income tax expense of $33,000 for the nine months ended September 30, 2016 compared to an income expense of $80,000 for the nine months ended September 30, 2015. During the first nine months of 2016 we had gains on sales of securities available-for-sale, net of $115,000 compared to $208,000 for the nine months ended September 30, 2015. There were no gains on the disposition of office property and equipment during the first nine months of 2016 compared to $137,000 in gains during the nine months ended September 30, 2015. With these gains, earnings before taxes on income were $250,000 and $457,000 for nine months ended September 30, 2016 and 2015, respectively.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1    Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

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

WCF BANCORP, INC.

Date: November 10, 2016	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: November 10, 2016	/s/ Kasie L. Doering
Kasie L. Doering
Chief Financial Officer