Form 10-K
period 2016-12-31
WCF Bancorp, Inc.
filed 2017-03-24
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
YES [X]     NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [ ]

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
YES [   ]     NO [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on July 14, 2016, the first day of trading in the Registrants common stock ($8.79), was approximately $20.8 million.
As of March 24, 2017, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

WCF Bancorp, Inc.
Form 10-K

Part I
Item 1    Business
Forward‑Looking Statements
This Form 10‑K contains forward‑looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward‑looking statements include, but are not limited to:

•	Statements of our goals, intentions and expectations;

•	Statements regarding our business plans, prospects, growth and operating strategies;

•	Statements regarding the quality of our loan and investment portfolios; and

•	Estimates of our risks and future costs and benefits.
These forward‑looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward‑looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward‑looking statements:

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	Our success in continuing to emphasize agricultural and commercial loans;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Our ability to successfully integrate acquired branches or entities;

•	Adverse changes in the securities markets;

•	Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•
Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) or the Public Company Accounting Oversight Board;

•	Changes in our organization, compensation and benefit plans;

•	Our ability to retain key employees;

•	Changes in the level of government support for housing finance;

•	Significant increases in our loan losses

•	Weaknesses in internal control; and

•	Changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward‑looking statements.
WCF Bancorp, Inc.
WCF Bancorp, Inc., an Iowa corporation (the Company), was organized in March 2016. Upon completion of the mutual-to-stock conversion of WCF Financial MHC (the MHC) in July 2016, the Company became the registered savings and loan holding company of WCF Financial Bank (the Bank) and succeeded to all of the business and operations of Webster City Federal Bancorp (the Old Bancorp), a federal corporation, and each of Webster City Federal Bancorp and the MHC ceased to exist. Since the completion of the mutual-to-stock conversion, the Company has not engaged in any significant business activity other than owning the common stock of WCF Financial Bank and making a loan to Bank's Employee Stock Ownership Plan, the Company has engaged in no material operations to date. Our executive office is located at 401 Fair Meadow Drive, Webster City, Iowa, and our telephone number at that address is (515) 832-3071.
WCF Financial Bank
WCF Financial Bank is an Iowa-based community bank that was chartered and began operations in 1934, and has operated in Webster City, Iowa continuously since this date. In January 2014 we completed our acquisition of Independence Federal Bank for Savings. We operate our business through our main office in Webster City, Iowa, and one full-service branch in Independence, Iowa. We believe our locations are strategically positioned within the State of Iowa along Highway 20, covering central and eastern portions of the state.
We are engaged primarily in the business of attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four-family residences. To a lesser extent we also originate consumer loans and non-owner occupied one-to-four family residential real estate loans. On a limited basis, we have also originated commercial real estate loans, but have deemphasized the origination, and intend to continue to deemphasize the origination of this type of lending. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. We also invest in securities. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Des Moines (the FHLB).
As a federal savings bank, WCF Financial Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the OCC).
Available Information
Our website is located at www.wcfbank.com and our investor relations website is located at https://www.snl.com/IRW/CorporateProfile/4049239. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K. Information on these websites is not incorporated into, and should bot be considered part of this Annual Report.

We provide notifications of news, financial highlights and announcements regarding our financial performance, including SEC filings, regulatory filings and press releases, as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Additional corporate governance information, including our board committee charters and code of conduct, also is available on our investor relations website under the heading “Governance Documents.”
Market Area
We conduct our operations from our two offices located in Webster City, Iowa and Independence, Iowa. Webster City is the county seat for Hamilton County, Iowa, and Independence is the county seat of Buchanan County, Iowa. We consider Hamilton County and Buchanan County, Iowa, and the surrounding contiguous counties, to be our primary market area.
Hamilton County is located approximately 60 miles north, and Buchanan County is approximately 125 miles northeast, of Des Moines, Iowa. Both counties consist primarily of small towns and rural areas. The total populations for Hamilton and Buchanan County, according to the Unites States Census Bureau in 2015, were approximately 15,000 and 21,000, respectively. According to SNL Financial, the population in Buchanan County has increased between the years 2010 to 2016, with a population growth rate of 0.80%, while the population in Hamilton County has decreased between the years 2010 to 2016, with a negative population growth rate of (4.82)%. The average median household income for 2016 for Hamilton County was $45,576, while the average median income for 2016 for Buchanan County was $62,984. By contrast, the national level of median household income for 2016 was $55,551. By 2021, the projected increases in household income are expected to be 0.72% for Hamilton County and 11.52% for Buchanan County. By 2021, the projected national level of increase in median household income is expected to be 7.77%.
The economy of our market area is heavily dependent on farming and agriculture. The major employers in our market area include the Van Diest Supply Company and the Van Diest Medical Center, Webster City Community School District, John Deere and the government of Webster City.
Competition
We face intense competition in our market areas both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds and insurance companies. Some of our competitors have greater name recognition and market presence, and offer certain services that we do not or cannot provide.
Lending Activities
Our primary lending activity is the origination of one-to-four family residential real estate loans. To a lesser extent, we also originate consumer loans and non-owner occupied one-to-four family residential real estate loans (which we sometimes refer to as one-to-four family investment property loans). On a very limited basis, we have originated commercial real estate and land loans. However, in recent years we have significantly reduced the emphasis on these types of loans and we do not intend to emphasize these types of loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At December 31,
	2016		2015

	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four family residential real estate	$47,315	77.3%	$46,511	80.1%
Non-owner occupied one-to-four family residential real estate	3,650	6.0	4,030	7.0
Commercial real estate	3,597	5.9	2,974	5.1
Consumer	6,605	10.8	4,543	7.8

Total loans receivable	61,167	100.0%	58,058	100.0%

Discount on loan purchases	(57)		(85)
Deferred loan fees	(47)		(88)
Allowance for loan losses	(487)		(505)

Total loans receivable, net	$60,576		$57,380
Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2017. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to-four family residential real estate	Non-owner occupied one-to-four family residential real estate	Commercial real estate and land	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2017	$104	$3	$—	$780	$887
2018	291	15	—	496	802
2019 to 2020	480	51	22	1,973	2,526
2021 to 2025	3,343	340	1,011	2,677	7,371
2026 to 2030	7,861	1,424	746	49	10,080
2031 and beyond	35,236	1,817	1,818	630	39,501

Total	$47,315	$3,650	$3,597	$6,605	$61,167

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017 .

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$15,752	$30,676	$46,428
Non-owner occupied one-to-four family residential real estate	865	2,785	3,650
Commercial real estate	589	3,008	3,597
Consumer	—	6,605	6,605
Total	$17,206	$43,074	$60,280
Loan Approval Procedures and Authority. We make loans according to written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications.
Our policies and loan approval limits are established by the board of directors. For one-to-four family residential real estate loans, our loan committee, which is comprised of our President and Chief Executive Officer, Senior Vice President, Chief Lending Officer and another loan officer, has loan authority of up to $250,000. All one-to-four family residential real estate loans above $250,000 require the approval of our board of directors. For consumer loans, our loan officers have loan authority of up to $25,000. All consumer loans above $25,000 require the approval of the loan committee. All loans not requiring board approval are ratified at the next regularly scheduled board meeting.
We require appraisals of all real property securing one-to-four family residential real estate loans and non-owner occupied one-to-four family residential real estate loans. All appraisers are state-licensed or state-certified appraisers, and are approved by the board of directors annually.
One-to-Four Family Residential Real Estate Loans. Our primary lending consists of originating owner occupied, one-to-four family residential real estate loans, substantially all of which are secured by properties located in our market area. At December 31, 2016, $47.3 million, or 76.9% of our total loan portfolio, consisted of owner occupied one-to-four family residential real estate loans. We offer these loans with fixed-rate maturities of up to 30 years as well as adjustable rates. In recent years, in the historically low interest rate environment, nearly all of our one-to-four family residential real estate loan originations have had fixed-rates of interest. The average loan balance of our one-to-four family residential real estate loans at December 31, 2016 was $53,000.
One-to-four family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate one-to-four family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000 for single-family homes. We maintain in our portfolio all of the loans that we originate, except we currently sell most fixed-rate one-to-four family residential real estate loans with maturities of greater than 20 years.
Our adjustable-rate one-to-four family residential real estate loans generally consist of loans with initial interest rates fixed for one, three, five or seven years, and annual adjustments thereafter are indexed based on changes in the Monthly Federal Cost of Funds Index. Our adjustable-rate one-to-four family residential real estate loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 600 basis points. In the current low interest rate environment, we have originated a significant dollar amount of adjustable-rate one-to-four family residential real estate loans.
Generally, we originate one-to-four family residential real estate loans with loan-to-value ratios of up to 80%, and will, on occasion, originate loans with a loan-to-value ratio of up to 90% with private mortgage insurance or readily marketable collateral. During the years ended December 31, 2016 and 2015, we did not originate a significant amount of one-to-four family residential real estate loans with loan-to-value ratios in excess of 80%. All borrowers are required to obtain an abstract of title and a title opinion. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.
We do not offer “interest only” mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).
Non-owner occupied One-to-four family Residential Real Estate Loans. At December 31, 2016, $3.7 million, or 6.1%, of our total loan portfolio, consisted of non-owner occupied, or “investment,” one-to-four family residential real estate loans, all of which were secured by properties located in our market area. At December 31, 2016, our non-owner occupied one-to-four family residential real estate loans had an average balance of $37,000.
We originate fixed-rate and adjustable-rate loans secured by non-owner occupied one-to-four family properties. These loans may have a term of up to 20 years. In recent years, in the historically low interest rate environment, nearly all of our non-owner occupied one-to-four family residential loan originations have fixed-rates of interest. We generally lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In deciding to originate a loan secured by a non-owner occupied one-to-four family residential property, we review the creditworthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan. We require an abstract of title, a title opinion, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.
Non-owner occupied one-to-four family residential loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Non-owner occupied one-to-four family residential loans, however, entail greater credit risks compared to the owner occupied one-to-four family residential mortgage loans we originate. The payment of loans secured by income-producing properties typically depends on the sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions could affect the value of the collateral for the loan or the future cash flow of the property.
Commercial Real Estate Loans. On a very limited basis, we have offered commercial real estate loans. In recent years we have significantly reduced the origination of these types of loans, and we do not intend to emphasize the origination of these types of loans in the future. At December 31, 2016, $3.6 million, or 6.0% of our total loan portfolio, consisted of commercial real estate loans, which are generally secured by retail, industrial, service or other commercial properties and loans secured by raw land. At December 31, 2016, our commercial real estate loans had an average balance of $75,000 and the latest maturity -+was January 2047.
We have offered fixed-rate and adjustable-rate commercial real estate loans. In recent years, in the historically low interest rate environment, nearly all of our commercial real estate loan originations have had adjustable-rates of interest. These loans generally have terms of up to 20 years. We generally lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In evaluating the property securing the loan, we review the creditworthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow requirements of the borrower, the value and condition of the property securing the loan and the borrower’s experience in owning or managing similar property. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 1.15 times), computed after deduction for a vacancy factor and property expenses we deem appropriate. We require an abstract of title, a title opinion, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.
Commercial real estate loans afford us the opportunity to earn higher yields than those obtainable on one-to-four family residential real estate lending. Nevertheless, commercial real estate lending may involve greater risk than one-to-four family residential real estate loans because the loans generally have larger principal balances and repayment of these loans is dependent on the successful operation or management of the commercial property securing the loan. The success of the loan may also be affected by many factors outside the control of the borrower. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. Land loans pose additional risks because the property generally does not produce income and may be relatively illiquid.
Consumer Loans. We offer a variety of consumer loans including new and used automobile loans, home improvement and home equity loans, recreational vehicle loans, and loans secured by certificates of deposits. At December 31, 2016, consumer loans totaled $6.6 million, or 11.0% of our loan portfolio, of which $4.3 million, or 65.2%, were automobile loans. At this date, $414,000 of our consumer loans were unsecured.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We intend to continue to emphasize and grow our portfolio of consumer loans in the future.
Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
We also offer home equity loans secured by a first or second mortgage on residential property. Our home equity loans are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 90% on an owner occupied principal residence or 100% with equity protection program insurance.
Loan Originations, Purchases, Sales and Servicing. Lending activities are conducted by our loan personnel operating at our offices. All loans that we originate are underwritten pursuant to our standard policies and procedures. Our ability to originate loans is dependent upon the relative customer demand for such loans and competition from other lenders, which is affected by market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand. Our loan originations are generated by our loan personnel, existing customers, referrals from realtors, residential home builders, automobile dealers and walk-in business.

In recent years we have not purchased loans, and we do not intend to purchase loans in the near future. Pursuant to our acquisition of Independence Bank in January 2014, we acquired $10.5 million in loans, substantially all of which were secured by properties located in Buchanan County, Iowa.
Substantially all of the one-to-four family residential real estate loans that we originate meet the underwriting guidelines established by Fannie Mae and Freddie Mac. In recent years, we have sold our conforming, fixed-rate one-to-four family residential real estate loans that have terms of greater than 20 years, on a servicing-released basis.
The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2016	2015
	(in thousands)
Total loans, at beginning of period	$58,058	$55,632

Loans originated:
One-to-four family residential	10,704	7,675
Non-owner occupied one-to-four family residential real estate	180	113
Commercial real estate	995	422
Consumer	5,944	3,094
Total loans originated	17,823	11,304

Loans purchased:
One-to-four family residential	—	—
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	—
Total loans purchased	—	—

Loans sold:
One-to-four family residential	(1,448)	(2,577)
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	—
Total loans sold	(1,448)	(2,577)

Other:
Principal repayments	(13,266)	(6,301)

Net loan activity	3,109	2,426
Total loans, including loans held for sale, at end of period	$61,167	$58,058
Non-Performing and Problem Assets
Delinquency Procedures. When a borrower fails to make a required monthly loan payment, a late notice is generated, generally on the 15th day after the payment due date, stating the payment and late charges due. A follow-up notice is sent every 15 days thereafter. On a case-by-case basis, we will also include follow-up phone calls. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Our President and Chief Executive Officer determines on a case-by-case basis further actions. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. The loan will remain on nonaccrual status until a timely repayment history of six months has been established.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate held for sale until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell which establishes a new cost basis. Any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal or an in-house evaluation which is obtained as soon as practicable, typically at the start of the foreclosure proceeding. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized as long as the total cost basis of the property does not exceed estimated fair value less estimated costs to sell.
Delinquent Loans. The following table sets forth our loan delinquencies by type and amount of type at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2016
One-to-four family residential	25	$978	7	$258	32	$1,236
Non-owner occupied one-to-four family residential real estate	1	36	2	57	3	93
Commercial real estate	1	27	1	298	2	325
Consumer	28	271	2	1	30	272
Total	55	1,312	12	614	67	1,926

At December 31, 2015
One-to-four family residential	35	$1,437	9	$460	44	$1,897
Non-owner occupied one-to-four family residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	1	302	1	302
Consumer	16	100	7	27	23	127
Total	51	$1,537	17	$789	68	$2,326
Non-Performing Assets. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six months) and the ultimate collectibility of the total contractual principal and interest is reasonably assured.
The following table sets forth information regarding our non-performing assets at the dates indicated. We had no troubled debt restructurings (TDRs) at the dates indicated.

	At December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans:
One-to-four family residential real estate	$292	$185
Non-owner occupied one-to-four family residential real estate	314	—
Commercial real estate	297	302
Consumer	9	—
Total	912	487

Accruing loans 90 days or more past due:
One-to-four family residential real estate	$193	$275
Non-owner occupied one-to-four family residential real estate	57	—
Commercial real estate	—	—
Consumer	1	27
Total loans 90 days or more past due	251	302

Total non-performing loans	1,163	789

Real estate owned	58	6
Other non-performing assets	—	—

Total non-performing assets	$1,221	$795

Ratios:
Total non-performing loans to total loans	1.90%	1.38%
Total non-performing assets to total assets	0.99%	0.7%
For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial, and the amount of interest we recorded on these loans was $0.
At December 31, 2016, nonaccrual loans consisted of four one-to-four family residential real estate loans totaling $291,778, nine non-owner occupied one-to-four family residential real estate totaling $314,379, one commercial real estate loan totaling $297,538, and three consumer loans totaling $8,554.
At December 31, 2016, we had $1.3 million in loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. At December 31, 2016 and 2015, we had no loans that were classified as a troubled debt restructuring.
Foreclosed Real Estate Held for Sale. At December 31, 2016, we had $58,000 in foreclosed real estate held for sale, consisting of one residential real estate property.
Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention/watch” by our management.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge-off the amount of such assets. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional loss allowances.
In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or because of delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each loan on our watch list with the Loan Committee and then with the full board of directors at the next regularly scheduled board meeting. If the asset quality of a loan deteriorates, the classification is changed to “special mention/watch,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”
Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention/watch. As of December 31, 2016, we had $1.6 million of assets designated as special mention/watch.
We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2016, substandard assets consisted of loans of $1.1 million. There were no doubtful or loss assets at December 31, 2016.
As of December 31, 2016, our largest substandard loan classification had a principal balance of approximately $298,000 and was secured by raw land. Management believes this loan is adequately collateralized.

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2016 and 2015.

	At December 31,
	2016	2015
	(In thousands)
Classification of loans:
Substandard	$1,107	$488
Doubtful	—	—
Loss	—	—
Total classified loans	$1,107	$488
Special mention	$1,575	$2,003
Allowance for Loan Losses
Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on at least a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for impaired loans, and (2) a general valuation allowance for non-impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
Specific Allowances on Impaired Loans. We establish a specific allowance when non-owner occupied one-to-four family residential real estate and commercial loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral for the mortgage.
General Valuation Allowance on Non-impaired Loans. We establish a general allowance for non-impaired loans to recognize the probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience for the last three years, adjusted for qualitative factors that could impact the allowance for loan losses. These qualitative factors may include risk selection and underwriting standards, and other changes in lending policies, procedures and practices; level of experience, ability, and depth of lending management and other relevant staff experience; quality of the loan review system; nature, trends in volume of the portfolio and terms of loans; volume and severity of past due loans; value of underlying collateral for collateral dependent loans; credit concentrations and levels of such concentrations; external factors (i.e. competition, legal and regulatory) on level of estimated credit losses; and national, regional and local economic trends and conditions. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the OCC with respect to WCF Financial Bank, and the Federal Reserve Bank of Kansas City with respect to WCF Bancorp, Inc. will periodically review our allowance for loan losses and may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.
The allowance for loan losses decreased $18,000, or 3.6%, to $487,000 at December 31, 2016 from $505,000 at December 31, 2015. In addition, the allowance for loan losses to total loans receivable decreased to 0.80% at December 31, 2016 from 0.88% at December 31, 2015. The allowance for loan losses as a percentage of non-performing loans decreased to 41.87% at December 31, 2016 from 64.01% at December 31, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2016 and 2015.
Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Years Ended December 31,
	2016	2015
	(Dollars in thousands)

Balance at beginning of year	$505	$361

Charge-offs:
One-to-four family residential	(15)	(33)
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	(29)	—
Consumer	(38)	(13)
Total charge-offs	(82)	(46)

Recoveries:
One-to-four family residential	—	—
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	4	—
Total recoveries	4	—

Net charge-offs	(78)	(46)

Provision for loan losses	60	190

Balance at end of year	$487	$505

Ratios:
Net charge-offs to average loans outstanding	0.13%	0.08%
Allowance for loan losses to non-performing loans at end of year	41.87%	64.01%
Allowance for loan losses to total loans at end of year	0.80%	0.88%
Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$320	65.7%	77.3%	$367	72.7%	80.1%
Non-owner occupied one-to-four family residential real estate	28	5.8	6.0	45	8.9	7.0
Commercial real estate	37	7.6	5.9	32	6.3	5.1
Consumer	102	20.9	10.8	61	12.1	7.8
Total allowance for loan losses	$487	100.0%	100.0%	$505	100.0%	100.0%
Investment Activities
General. Our investment policy is established by the board of directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity and pledging requirements, our interest rate risk and our potential long term earnings. The Investment Committee of the board of directors is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our Chief Executive Officer has the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meetings. U.S. GAAP requires that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. U.S. GAAP allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”
At December 31, 2016, all of our securities were classified as available-for-sale.
Our investment policy does not permit hedging activities, such as futures, options or swap transactions, gains trading or short sales. Additionally, securities deemed unacceptable for our portfolio include any security whose interest rate is tied to a foreign currency exchange rate.
The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of Des Moines and Bankers’ Bank common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S government and agency securities	$250	$243	$—	$—
Mortgage-backed securities(1)	31,885	31,397	17,523	17,356
Municipal securities	12,685	12,514	18,300	18,613
Corporate securities	500	499	552	557
Total securities available-for-sale	$45,320	$44,653	$36,375	$36,526

(1) Represents securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and are backed by residential mortgage loans.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made. Our municipal securities are all tax-exempt. All of our securities at this date were held as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government and agency securities	$—	—%	$—	—%	$250	1.30%	$—	—%	$250	$243	1.30%
Mortgage-backed securities	—	—	—	—	12,152	1.50	19,733	1.84	31,885	31,397	1.67
Municipal securities	575	1.93	2,164	1.32	6,296	1.71	3,649	2.45	12,684	12,514	2.62
Corporate securities	500	2.69	—	—	—	—	—	—	500	499	2.69
Total securities available-for-sale	$1,075	2.28%	$2,164	1.32%	$18,698	1.57%	$23,382	1.94%	$45,319	$44,653	1.95%
Sources of Funds
General. Deposits traditionally have been our primary source of funds for our lending activities and, as applicable, other investments. We also borrow from the Federal Home Loan Bank of Des Moines to supplement cash flow needs, and at December 31, 2016 we had $5.5 million of FHLB advances outstanding. We also have an available line of credit in the amount of $2.5 million at Bankers’ Bank, of which there was no amount outstanding at December 31, 2016. Our additional sources of funds are scheduled loan repayments, loan prepayments, retained earnings and the proceeds of loan and securities sales.
Deposits. We accept deposits primarily from individuals who reside in and businesses located in our market area. We rely on our competitive pricing and products, convenient location and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, money market accounts, NOW accounts and certificates of deposits.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Historically we have not relied on brokered deposits and at December 31, 2016 and 2015, we did not have any brokered deposits.

The following table sets forth the distribution of average total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$11,509	12.8%	0.21%	$11,977	13.1%	0.18%
Money market	11,185	12.4	0.32	12,121	13.3	0.27
NOW	20,542	22.9	0.07	17,900	19.6	0.07
Certificates of deposit	46,638	51.9	1.07	49,346	54.0	1.00

Total deposits	$89,874	100.0%	0.64%	$91,344	100.0%	0.65%
The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015
	(In thousands)
Interest Rate:
Less than 1%	$13,881	$18,969
1.00% - 1.99%	25,083	18,038
2.00% - 2.99%	6,435	9,252

Total	$45,399	$46,259
The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2016.

	At December 31, 2016
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than or equal to1.00%	$11,225	$2,632	$24	$—	$13,881	30.5%
1.00% - 1.99%	9,188	5,259	2,854	7,782	25,083	55.3
2.00% - 2.99%	4,982	665	788	—	6,435	14.2

Total	$25,395	$8,556	$3,666	$7,782	$45,399	100%

As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $14.5 million. The following table sets forth the maturity of those certificates as of December 31, 2016.

At December 31, 2016
(In thousands)

Three months or less	$1,392
Over three months through six months	1,471
Over six months through one year	6,406
Over one year to three years	3,078
Over three years	2,104

Total	$14,451
Borrowings. We may obtain advances from the FHLB of Des Moines utilizing the security of the common stock we own in the FHLB of Des Moines and qualifying residential mortgage loans as collateral, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB of Des Moines advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2016	2015
	(Dollars in thousands)

FHLB:
Balance at end of period	$5,500	$8,000
Average balance during period	$6,707	$2,603
Maximum outstanding at any month end	$8,000	$8,000
Weighted average interest rate at end of period	1.08%	0.95%
Average interest rate during period	0.99%	1.96%
Personnel
As of December 31, 2016, we had 21 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We believe that we have a good working relationship with our employees.
Subsidiary Activity
WCF Financial Bank is the only direct subsidiary of WCF Bancorp, Inc. WCF Financial Bank has one subsidiary, WCF Financial Service Corp., an inactive Iowa corporation that previously provided insurance products, but no longer conducts any business.

Supervision and Regulation
General
As a federal savings bank, WCF Financial Bank is subject to examination and regulation by the OCC, and is also subject to examination by the Federal Deposit Insurance Corporation (FDIC). The federal system of regulation and supervision establishes a comprehensive framework of activities in which WCF Financial Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. WCF Financial Bank also is a member of and owns stock in the Federal Home Loan Bank of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System.
Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as WCF Financial Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.
In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.
As a savings and loan holding company, WCF Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and will be subject to examination by and the enforcement authority of the Federal Reserve Board. WCF Bancorp, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of WCF Bancorp, Inc. and WCF Financial Bank.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to WCF Financial Bank and WCF Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on WCF Financial Bank and WCF Bancorp, Inc.
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, WCF Financial Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. WCF Financial Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for WCF Financial Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a 4.0% Tier 1 capital to total assets leverage ratio, a common equity Tier 1 capital to risk-based assets ratio of 5.125%, a total capital to risk-based assets of 8.625%, and a Tier 1 capital to risk-based assets ratio of 6.625%. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.
At December 31, 2016, WCF Financial Bank’s capital exceeded all applicable requirements.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, WCF Financial Bank was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings association, WCF Financial Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, WCF Financial Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

WCF Financial Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.
A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2016, WCF Financial Bank satisfied the QTL test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as WCF Financial Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.
Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. WCF Financial Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as WCF Financial Bank. WCF Bancorp, Inc. is an affiliate of WCF Financial Bank because of its control of WCF Financial Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
WCF Financial Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of WCF Financial Bank’s capital
In addition, extensions of credit in excess of certain limits must be approved by WCF Financial Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a tangible capital ratio of 5.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a total risk-based capital ratio of 10.0% or greater, and a Tier 1 risk-based capital ratio of 8.0% or greater. An institution is “adequately capitalized” if it has a tangible capital ratio of 4.0% or greater, a common equity Tier 1 ratio of 5.125% or greater, a total risk-based capital ratio of 8.625% or greater, and a Tier 1 risk-based capital ratio of 6.625% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 5.125% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.625%, a Tier 1 risk-based capital ratio of less than 6.625%. An institution is deemed to be “significantly undercapitalized” if it has a tangible capital ratio of less than 3.0%, a common equity Tier 1 ratio of less than 3.0%, a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio of less than 4.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
At December 31, 2016, WCF Financial Bank met the criteria for being considered “well capitalized.”
Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as WCF Financial Bank. Deposit accounts in WCF Financial Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of WCF Financial Bank. We cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2016, the annualized FICO assessment was equal to 0.70 basis points of total assets less tangible capital.
Privacy Regulations. Federal regulations generally require that WCF Financial Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, WCF Financial Bank is required to provide its customers with the ability to “optout” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. WCF Financial Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. WCF Financial Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.
Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Other Regulations
Interest and other charges collected or contracted for by WCF Financial Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.
The deposit operations of WCF Financial Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $103.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%).

The first $14.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. WCF Financial Bank is in compliance with these requirements.
Federal Home Loan Bank System
WCF Financial Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. WCF Financial Bank was in compliance with this requirement at December 31, 2016. Based on redemption provisions of the Federal Home Loan Bank of Des Moines, the stock has no quoted market value and is carried at cost. WCF Financial Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Des Moines stock. As of December 31, 2016, no impairment has been recognized.
Holding Company Regulation
WCF Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over WCF Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to WCF Financial Bank.
As a savings and loan holding company, WCF Bancorp, Inc.’s activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.
Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.
Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of WCF Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Federal Securities Laws
WCF Bancorp, Inc. common stock is registered with the Securities and Exchange Commission. WCF Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as WCF Bancorp, Inc. unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with WCF Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.
TAXATION
WCF Bancorp, Inc. and WCF Financial Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to WCF Bancorp, Inc. or WCF Financial Bank.
WCF Bancorp, Inc. is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the fiscal years ended December 31, 2013 through December 31, 2016. Neither the federal tax return nor the state tax return has been audited for the last five years.
Federal Taxation
Method of Accounting. For federal income tax purposes, WCF Bancorp, Inc. and WCF Financial Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.
Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), WCF Financial Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WCF Financial Bank has elected to use the experience method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, WCF Financial Bank had no reserves subject to recapture in excess of its base year reserves.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WCF Financial Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2016, our total federal pre-1988 base year reserve was approximately $2.1 million. However, under current law, pre-1988 base year reserves remain subject to recapture if WCF Financial Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At December 31, 2016, WCF Bancorp, Inc. had $35,000 of AMT payments available to carry forward to future periods.
Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, WCF Bancorp, Inc. had $370,000 in net operating loss carry forwards for federal income tax purposes.
Corporate Dividends-Received Deduction. WCF Bancorp, Inc. may exclude from its income 100% of dividends received from WCF Financial Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation
WCF Bancorp, Inc. files an Iowa corporation tax return, and the Bank files an Iowa franchise income tax return. The Iowa corporate income tax rate ranges from 6% to 12% depending upon Iowa taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporate income tax.
Iowa imposes a financial institution franchise tax, in lieu of the corporate income tax, on the Iowa franchise taxable income of financial institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The net operating loss carryforward rules are similar to the federal rules. However, Iowa no longer allows carrybacks of net operating losses for tax years beginning on or after January 1, 2009.
Item 1A    Risk Factors
This item is not applicable because we are a smaller reporting company.
Item 1B    Unresolved Staff Comments
Not applicable.
Item 2    Properties
The following table sets forth certain information relating to our properties as of December 31, 2016.

	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of
Location				December 31, 2016
				(In thousands)
Main Office:
401 Fair Meadow Drive	1934	Owned	Not applicable	$2,887
Webster City, Iowa
Full Service Branch:
305 First Street West	2014	Owned	Not applicable	$248
Independence, Iowa
We believe that our facilities are adequate for the business conducted.
Item 3    Legal Proceedings
At December 31, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.
Item 4    Mine Safety Disclosures
Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Shares of the Company’s common stock commenced trading on the NASDAQ Capital Market on July 14, 2016 under the symbol “WCFB” following the completion of the conversion and offering. Prior to that date, trades in the common stock of Webster City Federal Bancorp had been quoted on the OTC Pink Marketplace operated by the OTC Markets Group Inc. under the symbol “WCFB.”
The following table sets forth the high and low trading prices for WCF Bancorp, Inc. and Webster City Federal Bancorp common stock for each quarter during the last two fiscal years, as obtained from NASDAQ and the OTC Bulletin Board and the OTC Pink Marketplace operated by OTC Markets Group Inc., and the dividends paid during those periods. We have adjusted the share prices to reflect the 0.8115 exchange ratio in the conversion.

	Price per share		Dividends
	High	Low	Paid
Year Ending December 31, 2016
Fourth quarter	$10.18	$8.33	$0.05
Third quarter	8.79	7.90	0.05
Second quarter	8.90	7.60	—
First quarter	8.90	7.12	0.05
Year Ending December 31, 2015
Fourth quarter	7.35	7.20	0.05
Third quarter	7.75	7.30	0.05
Second quarter	7.75	7.15	0.04
First quarter	7.95	7.16	—
On March 23, 2017, the Company had 187 stockholders of record, not including those who hold shares in “street name.”
Stock Repurchases
The Company did not repurchase any shares of its common stock during the year ended December 31, 2016.
Item 6    Selected Financial Data
This item is not applicable because we are a smaller reporting company.
Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations at December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the audited consolidated financial statements and the notes thereto, appearing in Part II, Item 8 of this report. All references herein to the “Company”, “we”, “us”, or similar terms refer to WCF Bancorp, Inc. and its subsidiaries.
Overview
Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.
Our net income decreased $284,000, or 72.1%, to $109,000, or $0.05 per share, for the year ended December 31, 2016, compared to $394,000, or $0.16 per share, for the year ended December 31, 2015. The decrease was due to a decrease in gains on disposition of office property and equipment and increases in noninterest expenses. Gains on disposition of office property and equipement decreased to $0 in 2016 from $137,000 in 2015. Compensation, payroll taxes, and employee benefits increased $159,000 to $1.4 million in 2016 from $1.2 million in 2015. The increase was due to the hiring of a Chief Financial Officer and the addition of ESOP expenses. Accounting, regulatory and professional fees increased $384,000 to $640,000 in 2016 from $256,000 in 2015 due to the additional costs associated with the conversion.
An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which would have an adverse effect on our results of operations. As described in “ - Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “ - Market Risk.”
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in north central and northeastern Iowa. Local economic conditions have a significant impact on our lending operations, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. Although we do not originate agricultural real estate or agricultural business loans, our market are is largely rural and agricultural. Accordingly, the agricultural economy generally has a significant effect on the financial stability of many of our customers. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase our provision for loan losses. Changes in economic conditions could further negatively affect us. A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our results of operations, financial condition and earnings. We are subject to specific market risks due to the dependence by many of our customers on an agriculture economy.
Business Strategy
Our goal is to build stockholder value by operating a well-capitalized and profitable financial institution that delivers a superior banking experience to our customers. We have sought to accomplish this objective by adopting a business strategy designed to maintain a strong capital position and high asset quality.
Our current principal business strategies are:

•
Continuing to emphasize the origination of one-to-four family residential real estate loans. We will continue to emphasize the origination of one-to-four family residential real estate loans in our market area. At December 31, 2016, $47.3 million, or 77.3% of our total loan portfolio, consisted of owner-occupied one-to-four family residential real estate loans, compared to $46.5 million, or 80.1% of our total loan portfolio, at December 31, 2015. We will continue to originate these types of loans because it is a strong recurring source of interest income.

•
Continuing to increase the origination of consumer loans. We plan to continue to increase the origination of consumer loans, including our direct automobile loans. Our consumer loans increased $2.1 million during 2016 to $6.6 million at December 31, 2016 from $4.5 million at December 31, 2015. Our consumer loans generally carry higher interest rates and shorter maturities than our one-to-four family residential real estate loans, thereby increasing our interest income and reducing our interest rate risk. In addition, we will attempt to expand our relationships with our consumer loan borrowers with the goal of increasing our interest income.

•
Applying disciplined underwriting practices to maintain the quality of our loan portfolio. We believe that strong asset quality is a key to long-term financial success. Our goal is to maintain strong asset quality with moderate credit risk. We seek to accomplish this by applying conservative underwriting standards and by pursuing diligent monitoring and collection efforts. At December 31, 2016, our nonperforming loans (loans which are 90 or more days delinquent and loans which are less than 90 days delinquent but classified as nonaccrual) were 1.90% of our total loan portfolio.

•
Enhancing core earnings by increasing lower-cost transaction and savings accounts. Demand, checking and money market accounts are a lower-cost source of funds than time deposits, and we have made a concerted effort to increase lower-cost transaction deposit accounts and reduce time deposits. Our ratio of core deposits (which we define as all deposit accounts except for certificate of deposit accounts) to total deposits has increased to 47.9% at December 31, 2016 from 47.5% at December 31, 2015. We plan to continue to market our core transaction accounts (primarily checking accounts), by emphasizing our high quality service and competitive pricing of these products. Additionally, we believe our implementation of additional products and improved technological services such as remote deposit capture will increase our core deposits.

•
Managing interest rate risk. We intend to continue to manage our interest rate risk by maintaining our strategy of selling conforming, fixed-rate, one-to-four family residential real estate loans with terms of more than 20 years and increasing our originations of shorter-term consumer loans.

•
Growing our business by expanding our branch network. As opportunities arise and conditions permit, we will consider opportunities to expand our branch network through whole-bank or branch acquisitions, de novo branching or both. Although we do not currently have any agreements or understandings regarding specific acquisitions or de novo branching opportunities, our strategy is to grow our business within our consolidating market environment.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, other-than-temporary impairment of investment securities and the realizability of deferred tax assets. Management has discussed the development, selection and application of these critical accounting policies with the Audit Committee of the board of directors.
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change. The allowance for loan losses has two components: general and specific as further discussed below.
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one-to-four family residential real estate loans, consumer loans, non-owner occupied one-to-four family real estate loans and commercial real estate loans and land loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions; and the effects of other external factors. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2016.
The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual one-to-four family residential real estate loans or consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”) agreement.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.
Other-Than-Temporary Impairment of Securities. Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment. Accounting Standard Codification (ASC) 320-10-Investment addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.
Deferred Tax Assets and Liabilities. Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
Total assets increased $10.8 million, or 9.5%, to $123.6 million at December 31, 2016 from $112.9 million at December 31, 2015. The increase was primarily due to an increase in securities available-for-sale of $8.1 million, or 22.3%, to $44.7 million at December 31, 2016 from $36.5, at December 31, 2015. This increase was due to the investment of funds received in the second step conversion stock offering, which closed on July 13, 2016. Cash and due from banks decreased $3.6 million, or 67.4%, to $1.7 million at December 31, 2016 compared to $5.4 million at December 31, 2015. The decrease resulted from excess funds being used to finance additional loans and to purchase investment securities. Federal funds sold decreased $2.2 million, or 62.9%, to $1.3 million at December 31, 2016 from $3.5 million at December 31, 2015. Net loans receivable increased $3.2 million, or 5.6%, to $60.6 million at December 31, 2016 from $57.4 million at December 31, 2015. The increase in net loans receivable was due to an increase of $804,000, or 1.7%, in one-to-four family residential real estate to $47.3 million at December 31, 2016 from $46.5 million at December 31, 2015, and an increase of $622,000, or 20.9%, in non-owner occupied one-to-four family residential to $3.6 million at December 31, 2016 from $3.0 million at December 31, 2015, and an increase of $2.1 million in consumer loans to $6.6 million at December 31, 2016 from $4.5 million at December 31, 2015, reflecting our increased emphasis on growing our consumer loan portfolio. The increase also included the investment in bank-owned life insurance of $3.0 million in 2016 compared to no bank-owned life insurance in 2015.
Total liabilities decreased $3.5 million, or 3.6%, to $94.8 million at December 31, 2016 from $98.3 million at December 31, 2015. The decrease in liabilities was mainly due to the payoff of FHLB advances. FHLB advances decreased $2.5 million, to $5.5 million as of December 31, 2016 from $8.0 million as of

December 31, 2015. Deposits at December 31, 2016 were $87.1 million compared to $88.1 million at December 31, 2015. The decrease in deposits was mainly due to depositors using funds to purchase the second step conversion stock.
Stockholders equity increased $14.3 million, or 97.7%, to $28.8 million at December 31, 2016 from $14.6 million at December 31, 2015. The increase in stockholders’ equity resulted from $15.7 million in stock proceeds from the subscription funds received in the second step conversion stock offering, $863,000 from the merger of the WCF Financial MHC into WCF Bancorp, Inc., $109,000 of net income during the year ended December 31, 2016, offset by a $514,000 decrease in market value of securities available-for-sale, $1.6 million of expenses related to the second step conversion stock offering, and $390,000 paid in dividends.
Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015
Net income decreased $284,000, or 72.1%, to $109,000 for the year ended December 31, 2016, from $394,000 for the year ended December 31, 2015. Basic/diluted earnings per share were $0.05 for 2016 and were 2015. Total interest income increased $79,000, or 2.1%, to $3.8 million for the year ended December 31, 2016, from $3.7 million for the year ended December 31, 2015. The increase was mainly from loan interest received due to the increase in loan originations. Total interest expense was $639,000, for the year ended December 31, 2016, compared to $613,000 for the year ended December 31, 2015. The $26,000 increase was due to higher interest being paid on deposits and FHLB advances during 2016, compared to 2015.
Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, a $60,000 provision for loan losses was recorded for the year ended December 31, 2016, compared to a provision of $190,000 for the year ended December 31, 2015. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2016 compared to those at December 31, 2015. While we believed the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.
Net interest income after provision for losses on loans increased $183,000, or 6.3%, to $3.1 million for the year ended December 31, 2016, from $2.9 million for the year ended December 31, 2015.
Noninterest income decreased $70,000, or 10.6% to $594,000, for the year ended December 31, 2016 from $664,000 for the year ended December 31, 2015. The decrease was due to $145,000 in gains from sales of securities available-for-sale and no gain on disposition of office property and equipment for the year ended December 31, 2016 compared to $208,000 in gains on the sales of securities available-for-sale and a $137,000 gain on disposition of office property and equipment for 2015. Fees and service charges increased $78,000, or 24.6%, to $395,000 for the year ended December 31, 2016 compared to $317,000 for the year ended December 31, 2015. The increase was due to the evaluation of our fee structure and modifications of fee amounts. Other income increased during the year ended December 31, 2016, by $30,000, compared to $3,000 in other income for the year ended December 31, 2015. This increase was due to equity income received from the investment in affiliate.
Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the year ended December 31, 2016, noninterest expense increased $444,000, or 14.1%, to $3.6 million, compared to $3.1 million for the year ended December 31, 2015. Compensation and employee benefits increased $159,000, or 12.8%, due to hiring a CFO in February of 2016 and the additional ESOP expenses in 2016 compared to 2015. Office property and equipment decreased $15,000, or 3.1%, to

$468,000 during the year ended December 31, 2016 compared to $482,000 for the year ended December 31, 2015. The decrease was due to the selling of the previous bank headquarters in 2015. FDIC insurance premiums decreased $8,000, or 11.8%, during the year ended December 31, 2016, due to the decrease in deposits during the year ended December 31, 2016 compared to the year ended December 31, 2015. Professional fees increased $384,000, or 150.0%, in 2016 due to additional costs associated with the conversion. Data processing services increased $54,000, or 14.8%, for the year ended December 31, 2016 compared to the same period in 2015. The increase was due to additional services contracted in 2016.
We recognized an income tax benefit of $18,000 for the year ended December 31, 2016 compared to an income expense of $30,000 for the year ended December 31, 2015. During 2016 we had gains on sales of securities available-for-sale, net of $145,000 compared to $208,000 for 2015. There were no gains on the disposition of office property and equipment during 2016 compared to $137,000 in gains during 2015. With these gains, earnings before taxes on income were $91,000 and $423,000 for the years ended December 31, 2016 and 2015, respectively.
Average Balance Sheet
Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$58,558	$2,919	4.98%	$56,360	$2,869	5.09%
Investment securities - taxable	24,173	401	1.66	22,581	404	1.79
Investment securities - non-taxable	15,977	374	2.34	16,219	372	2.29
Other interest-earning assets	14,010	92	0.66	8,315	62	0.75
Total interest-earning assets	112,718	3,786	3.36	103,475	3,707	3.58
Noninterest-earning assets	7,654			6,755
Total assets	$120,372			$110,230

Interest-bearing liabilities:
Savings accounts	11,509	24	0.21	11,977	$22	0.18
Money market accounts	11,185	36	0.32	12,121	33	0.27
NOW	15,312	14	0.09	12,771	13	0.10
Certificates of deposit (2)	46,638	499	1.07	49,346	494	1.00
Total interest-bearing deposits	84,644	573	0.68	86,215	562	0.65
Advances from FHLB of Des Moines	6,708	66	0.98	2,602	51	1.96
Total interest-bearing liabilities	91,352	639	0.70	88,817	513	0.69
Noninterest-bearing checking deposits	5,230			5,129
Noninterest-bearing liabilities	2,474			1,452
Total liabilities	99,056			95,398
Equity	21,316			14,832
Total liabilities and equity	$120,372			$110,230

Net interest income		$3,147			$3,094
Net interest rate spread (3)			2.66%			2.89%
Net interest-earning assets (4)	$21,366			$14,658
Net interest margin (5)			2.79%			2.99%
Average of interest-earning assets to interest-bearing liabilities			123.39%			116.50%

(1) Amortization of fees, discounts and premiums included in interest income were $31,000 and $58,000 for the years ended December 31, 2016 and 2015, respectively.
(2) Amortization of premiums included in interest expense were $65,000 and $98,000 for the years ended December 31, 2016 and 2015, respectively.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by total interest-earning assets.
Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans (1)	$112	$(62)	$50
Securities available-for-sale - taxable	28	(31)	(3)
Securities available-for-sale - non-taxable	(6)	8	2
Other interest-earning assets	43	(13)	30

Total interest-earning assets	177	(98)	79

Interest-bearing liabilities:
Savings accounts	(1)	3	2
Money market accounts	(3)	6	3
NOW accounts	3	(2)	1
Certificates of deposit (2)	(27)	32	5
Total deposits	(28)	39	11

Borrowings	80	(65)	15

Total interest-bearing liabilities	52	(26)	26

Change in net interest income	$125	$(72)	$53

(1) Amortization of fees, discounts and premiums included in interest income were $31,000 and $58,000 for the years ended December 31, 2016 and 2015, respectively.
(2) Amortization of premiums included in interest expense were $65,000 and $98,000 for the years ended December 31, 2016 and 2015, respectively.

Market Risk
The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of one-to-four family residential real estate loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.
We have sought to manage our IRR to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset/liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLB Des Moines, to “match fund” certain investments and/or loans; (ii) selling our fixed-rate conforming one-to-four family residential real estate loans with terms of greater than 20 years; (iii) continuing to emphasize increasing core deposits; (iv) offering adjustable rate and shorter-term consumer loans; and (v) investing in securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.
Economic Value of Equity Analysis. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200 and +300 basis points and -100 basis points) at December 31, 2016.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)

300	$18,216	$(5,481)	(23.13)%	17.05%	$(259)
200	20,685	(3,012)	(12.71)	18.51	(113)
100	22,727	(970)	(4.09)	19.52	(12)
—	23,697	—	—	19.64	—
(100)	23,299	(398)	(1.68)	18.80	(84)

(1) Assumes an immediate uniform change in interest rates at all maturities.
(2) EVE is the fair value of expected cash flows from assets, less the fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3) Fair value of assets represents then amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.
(4) EVE Ratio represents EVE divided by the fair value of assets.

The table above indicates that at December 31, 2016, in the event of a 100 basis point decrease in interest rates, we would experience a 1.68% decrease in our economic value of equity. In the event of a 300 basis points increase in interest rates, we would experience a decrease of 23.13% in economic value of equity.
The preceding simulation analysis does not represent a forecast of actual results and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables will likely deviate from those assumed.
Liquidity and Capital Resources
The term “liquidity” refers to the ability of WCF Bancorp, Inc. and WCF Financial Bank to meet current and future short-term financial obligations. WCF Bancorp, Inc. and WCF Financial Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. WCF Financial Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and investment securities, and FHLB advances. WCF Financial Bank can borrow funds from the FHLB based on eligible collateral of loans and securities. WCF Financial Bank had FHLB advances of $5.5 million outstanding as of December 31, 2016 with unused borrowing capacity of $28.1 million. Additionally, at December 31, 2016, we had the ability to borrow $2.5 million from the Bankers’ Bank.
WCF Financial Bank’s primary investing activities are the origination of loans and the purchase of investment securities. WCF Financial Bank’s originations net of loan principal repayments were $3.2 million for the year ended December 31, 2016 and $2.5 million for the year ended December 31, 2015. Historically we have not purchased loans, and we did not purchase any loans during 2016 or 2015. Purchases of securities totaled $29.3 million and $19.9 million for the years ended December 31, 2016 and 2015, respectively.
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. WCF Financial Bank monitors its liquidity position frequently and anticipates that it will have sufficient funds to meet its current funding commitments.
Certificates of deposit totaled $45.4 million at December 31, 2016, of which $25.4 million had maturities of one year or less. WCF Financial Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.
WCF Bancorp, Inc. is a separate legal entity from WCF Financial Bank and must provide for its own liquidity needs, such as repurchasing stock and paying dividends to stockholders. WCF Bancorp Inc.’s primary source of liquidity is the dividends it receives from WCF Financial Bank. At December 31, 2016, WCF Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents of $4.7 million.
The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.
Management is not aware of any other known trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on WCF Bancorp Inc.’s or WCF Financial Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on WCF Bancorp Inc.’s or WCF Financial Bank’s liquidity, capital or operations.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the year ended December 31, 2016, we did not engage in any off-balance sheet transactions other than unused lines of credit in the normal course of our lending activities.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 1 of the notes to the Company’s consolidated financial statements, beginning on page 62.
Effect of Inflation and Changing Prices
The financial statements and related financial data presented in this prospectus have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Item 7A    Quantitative and Qualitative Disclosures About Market Risk
Not applicable, as the Registrant is a smaller reporting company.

Item 8    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
WCF Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of WCF Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WCF Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Des Moines, Iowa
March 24, 2017

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015

Assets	2016	2015
Cash and due from banks	$1,716,578	$5,350,561
Federal funds sold	1,306,000	3,516,000
Cash and cash equivalents	3,022,578	8,866,561
Time deposits in other financial institutions	5,037,068	2,950,111
Securities available-for-sale, at fair value	44,652,837	36,525,732
Loans receivable	61,063,501	57,885,240
Allowance for loan losses	(487,114)	(505,178)
Loans receivable, net	60,576,387	57,380,062
Federal Home Loan Bank (FHLB) stock, at cost	354,800	452,700
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	4,041,525	4,320,371
Deferred taxes on income	934,579	486,849
Income taxes receivable	60,839	—
Accrued interest receivable	422,949	407,975
Goodwill	55,148	55,148
Bank-owned life insurance	3,021,501	—
Prepaid expenses and other assets	1,319,636	1,322,915
	$123,647,347	$112,915,924
Liabilities and Stockholders' Equity
Deposits	$87,089,680	$88,079,831
FHLB advances	5,500,000	8,000,000
Advance payments by borrowers for taxes and insurance	492,133	431,090
Accrued interest payable	3,196	9,008
Accrued expenses and other liabilities	1,715,358	1,812,853
Total liabilities	94,800,367	98,332,782
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at December 30, 2016 and 3,517,429 and 2,449,923 shares issued and outstanding at December 31, 2015 (1)	25,615	433,448
Additional paid-in capital	14,201,795	9,633,893
Retained earnings, substantially restricted	16,354,380	16,635,039
Unearned ESOP Shares	(1,314,344)	—
Accumulated other comprehensive income (loss)	(420,466)	93,177
Treasury stock, no shares at December 30, 2016 and 1,067,506 shares December 31, 2015, at cost (1)	—	(12,212,415)
Total stockholders' equity	28,846,980	14,583,142
Total liabilities and stockholders' equity	$123,647,347	$112,915,924

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one)

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended December 31, 2016 and 2015

	2016	2015
Interest income:
Loans receivable	$2,919,096	$2,868,731
Investment securities - taxable	400,886	404,064
Investment securities - tax exempt	373,559	372,498
Other interest earning assets	92,327	61,903
Total interest income	3,785,868	3,707,196
Interest expense:
Deposits	572,549	561,580
FHLB advances	66,431	51,446
Total interest expense	638,980	613,026
Net interest income	3,146,888	3,094,170
Provision for losses on loans	60,000	190,000
Net interest income after provision for losses on loans	3,086,888	2,904,170
Noninterest income:
Fees and service charges	395,141	316,753
Gains on sale of securities available-for-sale, net	144,820	207,605
Gain on disposition of office property and equipment	—	137,437
Increase in cash value - bank-owned life insurance	21,501	—
Other income	32,242	2,645
Total noninterest income	593,704	664,440
Noninterest expense:
Compensation, payroll taxes, and employee benefits	1,404,724	1,246,192
Advertising	89,796	87,364
Office property and equipment	467,505	482,216
Federal insurance premiums	59,202	67,583
Data processing services	419,971	366,107
Charitable contributions	12,434	260,000
Other real estate expenses, net	22,736	4,309
Dues and subscriptions	55,649	69,793
Accounting, regulatory and professional fees	640,071	255,923
Debit card expenses	22,435	54,097
Other expenses	395,024	251,631
Total noninterest expense	3,589,547	3,145,215
Earnings before taxes on income	91,045	423,395
Tax expense (benefit)	(18,368)	29,530
Net income	$109,413	$393,865
Basic earnings per common share	$0.05	$0.16
Diluted earnings per common share	$0.05	$0.16
See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2016 and 2015

	2016	2015
Net income	$109,413	$393,865

Other comprehensive income:
Net change in unrealized gain (loss) on securities	(672,773)	15,762
Reclassification adjustment for net gains realized in net income	(144,820)	(207,605)
Income tax benefit	303,950	70,503
Other comprehensive loss	(513,643)	(121,340)
Comprehensive income (loss)	$(404,230)	$272,525

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2016 and 2015

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2014	$433,448	$9,689,603	$16,664,227	$—	$214,517	$(12,179,317)	$14,822,478
Net income	—	—	393,865	—	—	—	393,865
Other comprehensive (loss)	—	—	—	—	(121,340)	—	(121,340)
Stock offering costs	—	(55,710)	—	—	—	—	(55,710)
Common stock repurchase	—	—	—	—	—	(33,098)	(33,098)
Dividends paid on common stock,				—
$0.17 per common share	—	—	(423,053)	—	—	—	(423,053)
Balance at December 31, 2015	433,448	9,633,893	16,635,039	—	93,177	(12,212,415)	14,583,142
Net income	—	—	109,413	—	—	—	109,413
Other comprehensive (loss)	—	—	—	—	(513,643)	—	(513,643)
Second step conversion and stock offering, net of expenses	(407,833)	4,562,358	—	(1,369,104)	—	12,212,415	14,997,836
Release of ESOP Shares	—	5,544	—	54,760	—	—	60,304
Dividends paid on common stock,
$0.16 per common share	—	—	(390,072)	—	—	—	(390,072)
Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$—	$28,846,980

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net income	$109,413	$393,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	846,060	713,174
Provision for losses on loans	60,000	190,000
Charitable contribution - donation of building	—	260,000
ESOP expenses	60,304	—
Deferred taxes on income	(75,093)	(82,975)
Gain on sales of securities	(144,820)	(207,605)
Gain on sales of one-to-four family residential loans	(19,055)	(22,029)
Proceeds from sales of one-to-four family residential loans	1,448,255	2,599,329
Originations of one-to-four family residential loans	(1,429,200)	(2,577,300)
(Gain) loss other real estate owned	20,509	7,200
Gain on sale of office property and equipment	—	(137,437)
Increase in cash value of bank-owned life insurance	(21,501)	—
Change in:
Accrued interest receivable	(14,974)	28,289
Prepaid expenses and other assets	(96,515)	(424,335)
Advance payments by borrowers for taxes and insurance	61,043	58,565
Accrued interest payable	(5,812)	4,068
Accrued expenses and other liabilities	(97,495)	415,991
Income tax receivable	(60,839)	41,511
Net cash provided by (used in) operating activities	640,280	1,260,311
Cash flows from investing activities:
Purchase of bank-owned life insurance	(3,000,000)	—
Proceeds from maturity of time deposits in other financial institutions	5,291,801	8,743,000
Purchase of time deposits in other financial institutions	(7,378,758)	(6,599,111)
Proceeds from calls and maturities of securities available-for-sale	6,046,373	5,089,349
Proceeds from sale of securities available-for-sale	14,002,711	18,562,212
Purchase of securities available-for-sale	(29,329,588)	(19,924,019)
Net change in loans receivable	(3,174,532)	(2,544,471)
Net change in FHLB stock	97,900	(279,100)
Proceeds from sale of other real estate owned	—	200,000
Purchase of office property and equipment	(88,363)	(1,036,744)
Net cash provided by (used in) investing activities	(17,532,456)	2,211,116
Cash flows from financing activities:
Net change in deposits	(990,151)	(4,834,614)
Net change in FHLB advances	(2,500,000)	7,000,000
Stock sale proceeds	15,744,744	—
Merger of WCF MHC into WCF Bancorp, Inc.	793,129	—
Cash paid for Treasury Stock	—	(331,193)
Dividends paid	(390,072)	(423,053)
Stock offering costs	(1,609,457)	(55,710)
Net cash provided by financing activities	11,048,193	1,355,430
Net increase (decrease) in cash and cash equivalents	(5,843,983)	4,826,857
Cash and cash equivalents at beginning of year	8,866,561	4,039,704
Cash and cash equivalents at end of quarter	$3,022,578	$8,866,561
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$644,792	$608,958
Taxes on income	127,206	70,994
Noncash investing activities:
Transfers to other real estate owned from loans	141,218	13,500
Transfer to finance the sale of other real estate owned	59,425	—
Noncash financing activities:
Deferred taxes assumed in mutual conversion	69,420	—
See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-K
Notes to Consolidated Financial Statements

(1)	Basis of Presentation
Description of Business
WCF Bancorp, Inc. (the Company) is a Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp (the Old Bancorp), a federal corporation, upon completion of the second-step conversion of WCF Financial M.H.C. (the MHC) from a mutual holding company to a stock holding company form of organization. The MHC was the former mutual holding company for the Old Bancorp prior to the completion of the second-step conversion. Upon consummation of the second-step conversion, the MHC and the Old Bancorp ceased to exist. The second-step conversion was completed on July 13, 2016 at which time the Company sold 2,139,231 shares of its common stock (including 171,138 shares purchased by WCF Financial Bank's (the Bank) employee stock ownership plan) at $8.00 per share for gross proceeds of approximately $17.1 million. Expenses related to the stock offering totaled $1.7 million and were netted against proceeds. As a part of the second-step conversion, each of the outstanding shares of common stock of Old Bancorp held by persons other than the MHC converted into 0.8115 shares of Company common stock with cash paid in lieu of fractional shares. As a result, a total of 2,561,542 shares were issued in the second-step conversion. As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 0.8115 exchange ratio unless otherwise noted.
The Company's principal business is the ownership and operation of the Bank. The Bank is a community bank and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The primary business of the Bank is accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four family residences. To a lesser extent, the Company also originates consumer loans and non owner-occupied one-to-four family residential real estate loans. On a limited basis the Company has also originated commercial real estate loans, but has deemphasized the origination, and intend to continue to deemphasize the origination, of this type of lending. The Company also invests in securities. The Compnay's primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. The Company's revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Des Moines (the FHLB). As a federal savings bank, the Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the OCC). As a savings and loan holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).
The primary business of WCF Financial Service Corp (the Service Corp), a wholly-owned subsidiary of the Bank, was the sale of credit life and disability insurance products that were previously disallowed by savings and loan regulations. Currently the Service Corp is inactive.
Principals of Consolidation
The consolidated financial statements include the accounts of WCF Bancorp, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates
The accompanying audited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and in accordance with SEC rules and regulations.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from the estimates. Significant items subject to such estimates and assumptions include the allowance for loan losses, valuation of investments, and deferred tax asset and liabilities including valuation allowance.
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.
Reclassification
Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders' equity.
Segment Information
An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operation decision-maker. The Company has determined that its business is comprised of one operating segment, which is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, interest on investment securities, and other miscellaneous banking related activities. This segment includes the Company, WCF Financial Bank, its subsidiary, and related elimination entries between them.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (OCI). OCI consists of the net change in unrealized gains and losses on the Company's securities available-for-sale, including the noncredit-related portion of unrealized gains and losses of OTTI securities.
Cash and Cash Equivalents
For the purpose of reporting cash flows, the Company includes cash and funds due from other depository institutions. The Company maintains amounts due from banks which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Included as cash equivalents at December 31, 2016 and 2015 were interest-bearing deposits totaling $2,362,986 and $7,846,000, respectively.
Time Deposits in Other Financial Institutions
Time deposits in other financial institutions consist of certificate of deposit not meeting the definition of cash and cash equivalents. All certificates are held by other banks, are recorded at cost and mature from January 2017 through August 2021.

Securities
Securities are classified based on the Company’s intended holding period. Securities that may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s asset-liability position are classified as available-for-sale. Currently, all securities are classified as available-for-sale.
Securities available-for-sale are carried at fair value, with the aggregate unrealized gains or losses, net of the effect of taxes on income, reported as accumulated other comprehensive income or loss. Other-than-temporary impairment is recorded in net income. The Company’s net income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value), if any, on debt securities that the Company intends to sell, or would more likely than not be required to sell, before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management lacks intent to sell, and believes that it will not more likely than not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in net income, while the rest of the fair value loss is recognized in other comprehensive income (loss). The credit loss component recognized in net income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections using its base assumptions.
A decline in the fair value of any available-for-sale security below cost and that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value for the credit portion of the loss. The impairment is charged to net income and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability to hold and lack of intent to sell the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and the general market conditions.
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. Net realized gains of $144,820 and $207,605 were recorded in 2016 and 2015, respectively.
FHLB Stock
FHLB stock represents equity interst in the Federal Home Loan Bank (FHLB) of Des Moines and its carried at cost due to the restricted nature of the stock and is evaluated for potential impairment annually. There was no impairment in 2016 and 2015.
Bankers' Bank Stock
Bankers' Bank stock represents equity interest in Bankers' Bank of Madison (Bankers' Bank) and is carried at cost due to the restricted nature of the stock and is evaluated for potential impairment annually. There was no impairment in 2016 and 2015.
Loans Receivable
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
Loan Origination Fees and Related Costs
Mortgage loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is amortized using the interest method over the estimated life of the loan. Premiums and discounts in connection with loans purchased are amortized over the term of the loans using the interest method.
Financial Instruments with Off-Balance Sheet Risk
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements (see note 11). The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty.
Office Property and Equipment, Net
Office property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets, which range from 10 to 40 years for the office building and improvements and 5 to 25 years for furniture, fixtures, and equipment.
Maintenance and repairs expenditures are charged against income. Expenditures for improvements are capitalized and subsequently depreciated. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts. Related profit or loss from such transactions is credited or charged to income.

At December 31, 2016 and 2015, the cost and accumulated depreciation of office property and equipment were as follows:

	2016	2015

Land	$804,000	$804,000
Office building and improvements	3,654,921	3,618,923
Furniture, fixtures, and equipment	489,877	437,512
	4,948,798	4,860,435
Less accumulated deprecation	907,273	540,064
	$4,041,525	$4,320,371
Depreciation expense was $367,210 and $275,343 for the years ended December 31, 2016 and 2015, respectively.
Goodwill Accounting Policy
Goodwill is not amortized but is subject to a qualitative impairment test to determine if it is more likely than not that goodwill is impaired. If it is determined impairment is more likely than not, a quantitative test is performed to measure the impairment, if any. The Company has completed its annual qualitative test and determined no impairment indicators existed as of December 31, 2016 and 2015.
Bank-owned life insurance
The carrying amount of bank-owned life insurance consists of the initial premium paid, plus increases in cash value, less the carrying amount associated with any death benefit received. Death benefits paid in excess of the applicable carrying amount are recognized as income. Increases in cash value and the portion of death benefits recognized as income are exempt from income taxes.
Revenue Recognition
Interest income and expenses are recognized on the accrual method based on the respective outstanding balances of the assets and liabilities. Other revenue is recognized at the time the service is rendered.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties on unrecognized tax benefits are classified as other noninterest expense. There were no interest and penalties on unrecognized tax benefits for the years ending December 31, 2016 and 2015.
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2016 and 2015, capital levels exceeded minimum capital requirements (see note 9).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. In 2015, the Company recorded its investment in affiliate value based on a one-month lag. In 2016, the Company recorded its investment in affiliate value based on the affiliate's December 31, 2016 financial statements, which resulted in a 13-month period of affiliate activity being recorded in the Company's consolidated financial statements. The impact of the additional month of activity was not material.
The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment in affiliate is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the periods ending December 31, 2016 and November 30, 2015 is presented below.

	As of and for the period ending
	December 31, 2016	November 30, 2015

Current assets	$94,556	$192,299
Long-term assets	1,741,253	1,740,175
Current liabilities	54,717	89,022
Total equity	1,781,092	1,843,452
Total revenue	906,452	879,876
Net income	140,670	142,968
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the twelve months ended months ended December 31, 2016 and December 31, 2015 is presented below.

	December 31,
	2016	2015
Net income	$109,413	$393,865

Weighted average common shares outstanding and diluted common shares outstanding (1)	2,425,313	2,452,991

Basic earnings per common share	$0.05	$0.16
Diluted earnings per common share	$0.05	$0.16

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one)

Unearned employee stock ownership plan (ESOP) shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. ESOP shares that have been committed to be released are considered outstanding when committed to be released and included for the purposes of computing basic and diluted earnings per share.

Employee Stock Ownership Plan
The Company has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheets as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts and dividends paid for unallocated shares. See footnote 8 for additional ESOP disclosures.
Subsequent Events
The Company has evaluated subsequent events through March 24, 2017, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements as noted by the Company.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with an entity's other deferred tax assets. This update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

(2)	Securities Available-for-Sale
Securities available-for-sale at December 31, 2016 and 2015 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016:
U.S. agency securities	$249,667	$—	$6,602	$243,065
Mortgage-backed securities*	31,884,681	3,206	491,081	31,396,806
Municipal bonds	12,685,114	68,278	239,306	12,514,086
Corporate bonds	500,000	—	1,120	498,880
	$45,319,462	$71,484	$738,109	$44,652,837
December 31, 2015:
Mortgage-backed securities*	$17,522,971	$12,167	$179,583	$17,355,555
Municipal bonds	18,300,293	336,817	23,862	18,613,248
Corporate bonds	551,500	5,429	—	556,929
	$36,374,764	$354,413	$203,445	$36,525,732

* All mortgage-backed securities are issued by Fannie Mae, Freddie Mac or Ginnie Mae and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at December 31, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Amortized cost	Fair value
Due in one year or less	$575,000	$577,204
Due after one year through five years	2,164,325	2,159,592
Due after five years, but less than ten years	6,545,977	6,507,000
Due after ten years	3,649,479	3,513,355
	12,934,781	12,757,151
Mortgage-backed securities	31,884,681	31,396,806
Corporate bonds	500,000	498,880
	$45,319,462	$44,652,837
The details of the sales of investment securities for the years ended December 31, 2016 and 2015 are summarized in the following table.

	2016	2015
Proceeds from sales	$14,002,711	$18,562,212
Gross gains on sales	188,982	255,719
Gross losses on sales	44,162	48,114
At December 31, 2016 and December 31, 2015, accrued interest receivable for securities available-for-sale totaled $196,227 and $189,862, respectively.

The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015.

	December 31, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,065	$6,602	$—	$—	$243,065	$6,602
Mortgage-backed securities	23,646,101	404,287	5,401,593	86,794	29,047,694	491,081
Municipal bonds	8,798,581	239,306	—	—	8,798,581	239,306
Corporate bonds	498,880	1,120	—	—	498,880	1,120
Total	$33,186,627	$651,315	$5,401,593	$86,794	$38,588,220	$738,109

	December 31, 2015
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Mortgage-backed securities	$13,669,247	$157,996	$1,390,849	$21,587	$15,060,096	$179,583
Municipal bonds	2,549,250	23,862	—	—	2,549,250	23,862
Total	$16,218,497	$181,858	$1,390,849	$21,587	$17,609,346	$203,445
As of December 31, 2016 and 2015 , the Company had 65 and 38, respectively, individual securities that were in an unrealized loss position.
The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets, and the current and anticipated market conditions when making its assessment.
The Company lacks intent to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s lack of intent to sell and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily depressed as of December 31, 2016 and December 31, 2015.

(3)	Loans Receivable
At December 31, 2016 and 2015, loans receivable consisted of the following segments:

	2016	2015
Loans:
One-to-four family residential	$47,315,025	$46,510,605
Non-owner occupied one-to-four family residential	3,650,171	4,030,249
Commercial real estate	3,596,717	2,974,668
Consumer	6,604,757	4,542,892
Total loans receivable	61,166,670	58,058,414
Discounts on loans purchased	(56,707)	(84,907)
Deferred loan fees	(46,462)	(88,267)
Allowance for loan losses	(487,114)	(505,178)
	$60,576,387	$57,380,062
Accrued interest receivable on loans receivable was $226,722 and $218,113 at December 31, 2016 and 2015, respectively.
The loan portfolio included approximately $43.1 million and $42.9 million of fixed rate loans and approximately $18.1 million and $15.2 million of variable rate loans as of December 31, 2016 and 2015, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.
Loan customers of the Company include certain directors, officers, and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. Changes in such loans during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Balance at beginning of year	$498,292	$486,623
Additions	325,599	64,885
Repayments/refinances	(51,419)	(53,216)
Ending balance	$772,472	$498,292

(4)	Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015.

	December 31, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319,849	28,231	37,135	101,899	487,114
Total	$319,849	$28,231	$37,135	$101,899	$487,114

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	47,315,025	3,650,171	3,299,179	6,604,757	60,869,132
Total	$47,315,025	$3,650,171	$3,596,717	$6,604,757	$61,166,670

	December 31, 2015
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	366,858	44,510	32,443	61,367	505,178
Total	$366,858	$44,510	$32,443	$61,367	$505,178

Loans receivable:
Individually evaluated for impairment	$—	$—	$302,412	$—	$302,412
Collectively evaluated for impairment	46,510,605	4,030,249	2,672,256	4,542,892	57,756,002
Total	$46,510,605	$4,030,249	$2,974,668	$4,542,892	$58,058,414

Activity in the allowance for loan losses by segment for the years ended December 31, 2016 and 2015 is summarized in the following tables:

	December 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans receivable:
One-to-four family residential	$366,858	$14,727	$—	$(32,282)	*	$319,849
Non-owner occupied one-to-four family residential	44,510	—	—	(16,279)	*	28,231
Commercial real estate	32,443	28,730	245	33,177		37,135
Consumer	61,367	38,327	3,475	75,384		101,899
Total	$505,178	$81,784	$3,720	$60,000		$487,114

	December 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans receivable:
One-to-four family residential	$300,654	$32,805	$—	$99,009		$366,858
Non-owner occupied one-to-four family residential	26,949	—	—	17,561		44,510
Commercial real estate	15,192	—	—	17,251		32,443
Consumer	17,907	12,907	188	56,179		61,367
Total	$360,702	$45,712	$188	$190,000		$505,178

* The negative provisions for the various segments are either related to the decline in outstanding balances in each of those portfolio segments during the time periods disclosed and/or improvement in the credit quality factors related to those portfolio segments.

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
Non-owner occupied one-to-four family residential: The Company originates fixed-rate and adjustable-rate loans secured by non-owner occupied one-to-four family properties. These loans may have a term of up to 30 years. Generally the Bank will lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In deciding to originate a loan secured by a non-owner occupied one-to-four family residential property, management reviews the creditworthiness of the borrower and the expected cash flows from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan. This segment is generally secured by one-to-four family properties.
Commercial real estate: On a very limited basis, the Company originates fixed-rate and adjustable-rate commercial real estate and land loans. These loans may have a term of up to 30 years. Generally the Bank will lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In recent years, the Company has significantly reduced the emphasis on these types of loans and does not intend to emphasize these types of loans in the future. This segment is generally secured by retail, industrial, service or other commercial properties and loans secured by raw land, including timber.

Consumer: Consumer loans typically have shorter terms, lower balances, higher yields, and higher rates of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. This segment consists mainly of loans collateralized by automobiles. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition.

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no troubled debt restructurings in 2016.

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

The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators as of December 31, 2016 and 2015.

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2016:
Loans receivable
One-to-four family residential	$45,851,480	$978,513	$485,032	$—	$47,315,025
Non-owner occupied one-to-four family residential	3,299,494	36,298	314,379	—	3,650,171
Commercial real estate	3,009,623	289,556	297,538	—	3,596,717
Consumer	6,324,360	270,478	9,919	—	6,604,757
Total	$58,484,957	$1,574,845	$1,106,868	$—	$61,166,670

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2015:
Loans receivable
One-to-four family residential	$44,448,707	$1,876,618	$185,280	$—	$46,510,605
Non-owner occupied one-to-four family residential	4,030,249	—	—	—	4,030,249
Commercial real estate	2,672,256	—	302,412	—	2,974,668
Consumer	4,416,516	126,376	—	—	4,542,892
Total	$55,567,728	$2,002,994	$487,692	$—	$58,058,414
Special Mention/Watch – Loans classified as special mention/watch are assets that do not warrant adverse classification but possess credit deficiencies or potential weakness deserving close attention.
Substandard – Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable, and improbable.
The Company had one impaired loan with a balance of $297,538 and $302,412 as of December 31, 2016 and 2015, respectively. No interest income was recorded on impaired loans during 2016 or 2015.

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
Delinquency status of a loan is determined by the number of days that have elapsed past the loan’s payment due date, using the following classification groupings: 30‑59 days, 60‑89 days, and 90 days or more. Loans shown in the 30‑59 days and 60‑89 days columns in the table below reflect contractual delinquency status only, and include loans considered nonperforming due to classification as a TDR or being placed on nonaccrual.
The following tables set forth the composition of the Company’s past-due loans at December 31, 2016 and 2015.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2016:
Loans receivable
One-to-four family residential	$706,135	$272,378	$258,009	$1,236,522	$46,078,503	$47,315,025	$193,251
Non-owner occupied one-to-four family residential	—	36,298	56,639	92,937	3,557,234	3,650,171	56,639
Commercial real estate	27,143	—	297,538	324,681	3,272,036	3,596,717	—
Consumer	190,455	80,023	1,365	271,843	6,332,914	6,604,757	1,365
Total	$923,733	$388,699	$613,551	$1,925,983	$59,240,687	$61,166,670	$251,255

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2015:
Loans receivable
One-to-four family residential	$1,148,965	$288,087	$460,485	$1,897,537	$44,613,068	$46,510,605	$275,205
Non-owner occupied one-to-four family residential	—	—	—	—	4,030,249	4,030,249	—
Commercial real estate	—	—	302,412	302,412	2,672,256	2,974,668	—
Consumer	54,592	44,988	26,796	126,376	4,416,516	4,542,892	26,796
Total	$1,203,557	$333,075	$789,693	$2,326,325	$55,732,089	$58,058,414	$302,001
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of December 31, 2016 and 2015.

	December 31,
	2016	2015
Loans receivable
One-to-four family residential	$291,779	$185,280
Non-owner occupied one-to-four family residential	314,380	—
Commercial real estate	297,538	302,412
Consumer	8,554	—
Total	$912,251	$487,692

(5)	Deposits
At December 31, 2016 and 2015, deposits are summarized as follows:

	2016	2015
Statement savings	$12,031,554	$11,163,443
Money market plus	11,169,038	11,688,644
NOW	18,489,727	18,968,879
Certificates of deposit	45,399,361	46,258,865
	$87,089,680	$88,079,831
Included in the NOW accounts were approximately $4.8 million and $4.7 million of non-interest bearing deposits as of December 31, 2016 and 2015, respectively.
The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $4,989,260 and $3,721,757 at December 31, 2016 and 2015 , respectively.
At December 31, 2016, the scheduled maturities of certificates of deposits were as follows:

2016

2017	25,395,676
2018	8,555,934
2019	3,665,862
2020	3,337,858
2021	4,444,031
$45,399,361
Interest expense on deposits for the years ended December 31, 2016 and 2015 is summarized as follows:

	2016	2015

Statement savings	$23,727	$21,579
Money market plus and NOW	50,080	46,360
Certificates of deposit	498,742	493,641
	$572,549	$561,580
Public funds amounted to $3,252,977 and $3,635,743 as of December 31, 2016 and 2015, respectively.

(6)	Advances from Federal Home Loan Bank
The following is a summary of advances from FHLB at December 31, 2016 and 2015:

FHLB of Des Moines maturity in fiscal year ending December 31	Weighted average fixed interest rate	2016	2015

2016	0.93%	$—	$7,000,000
2017	1.08%	5,500,000	1,000,000
		$5,500,000	$8,000,000
Advances from the FHLB are secured by stock in the FHLB. In addition, the Bank has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 125% of outstanding advances. The advance requires monthly interest payments and principal is due at maturity. The FHLB advances at December 31, 2016 and 2015 are collateralized by one-to-four family owner and nonowner residential real estate loans with a carrying value of $47.7 million and $48.8 million, respectively.
The Bank also has an available a line of credit in the amount of $2.5 million at Bankers’ Bank. As of December 31, 2016 and 2015, there were no amounts outstanding, and there had been no draws on the line of credit during 2016 or 2015.

(7)	Taxes on Income
Taxes on income comprise the following for the years ended December 31, 2016 and 2015:

	2016
	Federal	State	Total
Current	$51,357	$5,368	$56,725
Deferred	(86,093)	11,000	(75,093)
	$(34,736)	$16,368	$(18,368)
	2015
	Federal	State	Total
Current	$77,564	$34,941	$112,505
Deferred	(67,975)	(15,000)	(82,975)
	$9,589	$19,941	$29,530

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars at December 31, 2016 and 2015:

	2016	2015
Federal tax at statutory rate	$30,955	$143,954
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	10,803	13,161
Tax-exempt income	(120,043)	(144,001)
Building donation	—	(21,611)
Valuation allowance	35,000	49,000
Other	24,917	(10,973)
	$(18,368)	$29,530
Federal income tax expense for the years ending December 31, 2016 and 2015 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Deferred directors’ fees	$338,000	$369,000
Allowance for loan losses	182,000	188,000
Net operating loss carryforward	138,000	—
AMT credit	35,000	62,000
Charitable contribution	86,000	81,000
Professional fees	77,000	8,000
Securities available for sale	246,159	—
Other	28,420	26,000
Gross deferred tax assets	1,130,579	734,000
Valuation allowance	(106,000)	(49,000)
Net deferred tax assets	1,024,579	685,000
Deferred tax liabilities:
Securities	—	(57,058)
Prepaid expenses	(21,000)	(18,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	(6,000)	(19,000)
Intangible assets	(25,000)	(28,000)
Other	—	(38,093)
Gross deferred tax liabilities	(90,000)	(198,151)
Net deferred tax assets	$934,579	$486,849
Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at December 31, 2016 and 2015, related to the charitable contribution carryforward. The charitable contribution expires if not used by 2020. In addition, as of December 31, 2016, a $16,000 valuation allowance was recorded related to the deferred Iowa income tax items of WCF Financial M.H.C., subsequent to its merger with the Company.
As of December 31, 2016, the Company had no material unrecognized tax benefits. The evaluation was performed for those tax years that remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.
Under previous law, the provisions of the IRS and similar sections of Iowa law permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. Legislation passed in 1996 eliminated the percentage of taxable income method as an option for computing bad debt deductions for 1996 and in future years.
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at December 31, 2016 and 2015, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(8)	Benefit Plans

(a)	Retirement Plans
The Bank is a participant in the Financial Institutions Retirement Fund (FIRF), and all of its officers and employees hired prior to November 1, 2008 are covered by the retirement plan. In August 2008, the board of directors passed a resolution to change the Employer’s Basis of Participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan). The amendment excludes employees who began employment after November 1, 2008 from receiving benefits under the defined-benefit plan. The defined-benefit plan had total assets of $4.9 million and total liabilities of $4.7 million with an excess funding in the plan of $215,758 as of June 30, 2016, the date of the latest actuarial valuation. In 2015 the defined-benefit plan had total assets of $4.9 million and total liabilities of $4.5 million with an excess funding in the plan of $390,901 as of June 30, 2015, the date of the latest actuarial valuation. The Company has not undertaken, and does not intend, to voluntarily withdraw or partially withdraw from the defined-benefit plan. Additionally, there are no known intentions to terminate the defined-benefit plan.
The Company’s contribution to the Pentegra Defined Benefit Plan was less than five percent of all contributions received. The table below provides additional information for the defined-benefit plan:

Plan Name	Pentegra Defined Benefit Plan for Financial Institutions
Plan numbers	13-5645888 #333
Funded status:
Plan year ending 6/30/16	At least 80% funded
Plan year ending 6/30/15	At least 80% funded
Employer contributions:
Plan year ending 6/30/16	$28,730
Plan year ending 6/30/15	$49,151
Surcharge imposed	No
Rehabilitation plan in place	No
Minimum contribution required	Yes
The minimum contributions required relate to on-going servicing costs associated with managing the plan and do not relate to a minimum contribution required to keep the funding status above critical levels.
On November 1, 2008, the Company began participating in the Pentegra Defined Contribution Plan. The defined-contribution plan covers employees who began employment after November 1, 2008, with a company match of employee contributions up to 6% of the employee’s salary. Employees covered under the defined-benefit plan can also participate in the defined-contribution plan, but the company match is only available to employees who began employment after November 1, 2008. On January 1, 2012 the Company switched defined-contribution plan providers from Pentegra Defined Contribution Plan to Architect 401(k) MEP, provided by The Finway Group. There were $11,656 and $6,038 in contributions made by the Company to the defined-contribution plan in 2016 and 2015, respectively.

(b)	Deferred Compensation
The Company has deferred compensation agreements with certain directors. At December 31, 2016 and 2015, accrued deferred compensation of $905,554 and $990,106, respectively, was recorded in accrued expenses and other liabilities. Directors’ fees deferred were $13,200 and $17,200 for 2016 and 2015, respectively. Retired directors withdrew $138,028 and $43,118 in 2016 and 2015, respectively. Interest of $40,275 and $38,813 was accrued in 2016 and 2015, respectively.

(c)	Employee Stock Ownership Plan
The Company established an ESOP on July 13, 2016 in connection with its common stock offering. In conjunction with the second-step conversion described in Note 1, the ESOP purchased 171,138 shares at $8.00 per share. To fund the purchase, the ESOP borrowed $1.4 million from the Company at a variable rate equal to the lowest Prime Rate published in The Wall Street Journal, to be repaid on a prorated basis in 25 substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.
The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares are to be released annually from the suspense account and the released shares will be allocated to participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period. The Company recognizes compensation expenses for dividends paid to unallocated shares. Committed to be released shares are considered outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At December 31, 2016 there were

6,845 allocated shares and 164,293 unallocated shares.   The fair value of unallocated ESOP shares at December 31, 2016 was $1,643,000.

(9)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the year ended December 31, 2016 and repurchased 4,355 shares during the year ended December 31, 2015.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of December 31, 2016 and 2015.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of December 31, 2016 and 2015 (dollars in thousands).

	December 31, 2016
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,192	24.300%	$4,812	4.000%	N/A	N/A
WCF Financial Bank	18,993	16.000	4,753	4.000	5,941	5.000%

Common equity tier 1:
Consolidated	29,192	55.300	2,706	5.125	3,432	6.500
WCF Financial Bank	18,993	36.800	2,648	5.125	3,359	6.500

Risk-based capital:
Consolidated	29,679	56.200	4,554	8.625	5,280	10.000
WCF Financial Bank	19,480	37.700	4,457	8.625	5,167	10.000

Tier 1 risk-based capital:
Consolidated	29,192	55.300	3,498	6.625	4,224	8.000
WCF Financial Bank	18,993	36.800	3,423	6.625	4,134	8.000

	December 31, 2015
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$14,428	13.5%	$4,289	4.0%	N/A	N/A
WCF Financial Bank	13,024	12.3	4,257	4.0	5,321	5.0%

Common equity tier 1:
Consolidated	14,428	29.3	4,825	4.5	6,970	6.5
WCF Financial Bank	13,024	26.8	4,789	4.5	6,918	6.5

Risk-based capital:
Consolidated	14,933	30.3	3,938	8.0	4,923	10.0
WCF Financial Bank	13,529	27.8	3,896	8.0	4,869	10.0

Tier 1 risk-based capital:
Consolidated	14,428	29.3	2,954	6.0	3,938	8.0
WCF Financial Bank	13,024	26.8	2,922	6.0	3,896	8.0
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of December 31, 2016, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.06 dividend in the first quarter and a $0.05 dividend in both the third and fourth quarters ended December 31, 2016, not paying a dividend in the second quarter of 2016. In 2015, the Company did not declare or pay a dividend in the first quarter, declared and paid a $0.05 dividend in the second quarter, and declared and paid a $0.06 dividend in both the third and fourth quarters. Per Share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one).
Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under the regulations, a savings institution, such as the Bank, that will meet the fully phased-in capital requirements (as defined by the OCC regulations) subsequent to a capital distribution is generally permitted to make such capital distribution without OCC approval so long as they have not been notified of the need for more than normal supervision by the OCC. The Bank has not been so notified and, therefore, may make capital distributions during the calendar year equal to net income plus 50% of the amount by which the Bank’s capital exceeds the fully phased‑in capital requirement as measured at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased‑in requirements is permitted by the new regulations to make, without OCC approval, capital distributions of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval from the OCC.
On February 26, 2015, WCF Financial Bank paid a dividend of $1.0 million to Webster City Federal Bancorp, with approval from the OCC. The funds were to be used to pay dividends and the future repurchase of stock.

(10)	Fair Value
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

The following tables summarize financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value on a recurring basis in the consolidated balance sheets.

	December 31, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,065	$—	$243,065
Mortgage-backed securities	—	31,396,806	—	31,396,806
Municipal bonds	—	12,514,086	—	12,514,086
Corporate bonds	—	498,880	—	498,880
Total	$—	$44,652,837	$—	$44,652,837

	December 31, 2015
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
Mortgage-backed securities	$—	$17,355,555	$—	$17,355,555
Municipal bonds	—	18,613,248	—	18,613,248
Corporate bonds	52,139	504,790	—	556,929
Total	$52,139	$36,473,593	$—	$36,525,732
There have been no changes in valuation methodologies at December 31, 2016 compared to December 31, 2015 and there were no transfers between levels during the periods ended December 31, 2016 and 2015.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower‑of‑cost or fair value accounting or write‑downs of individual assets. As of December 31, 2016 and December 31, 2015, the Company did not have any material assets measured at fair value on a nonrecurring basis.

The estimated fair values of Company’s financial instruments at December 31, 2016 and 2015 were as follows:

		December 31, 2016		December 31, 2015
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$1,716,578	$1,716,578	$5,350,561	$5,350,561
Federal funds sold	Level 1	1,306,000	1,306,000	3,516,000	3,516,000
Time deposits in other financial institutions	Level 1	5,037,068	5,037,068	2,950,111	2,950,111
Securities available for sale	See previous table	44,652,837	44,652,837	36,525,732	36,525,732
Loans receivable, net	Level 2(1)	60,576,387	61,896,952	57,380,062	58,900,634
FHLB stock	Level 1	354,800	354,800	452,700	452,700
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	422,949	422,949	407,975	407,975
Financial liabilities:
Deposits	Level 2	87,089,680	83,357,680	88,079,831	85,208,429
FHLB advances	Level 2	5,500,000	5,504,950	8,000,000	8,003,000
Accrued interest payable	Level 1	3,196	3,196	9,008	9,008

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(11)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $360,000 and $132,000 as of December 31, 2016 and 2015, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 5.00%.

(12)	Parent Company Only Financial Statements
The following parent only balance sheets, statements of income and cash flows for WCF Bancorp, Inc. should be read in conjunction with the consolidated statements and the notes thereto.

Balance Sheets	December 31,
	2016	2015
Assets
Cash and cash equivalents	$4,663,788	$676,919
Time deposits in other financial institutions	743,000	—
Securities available-for-sale	2,802,530	172,374
Loans receivable, net	60,183	62,662
Investment in WCF Financial Bank	18,653,613	13,179,293
Deferred taxes on income	136,848	6,694
Accrued interest receivable	8,092	1,067
Prepaid expenses and other assets	1,817,945	489,998
Total assets	$28,885,999	$14,589,007

Liabilities and Stockholders' Equity
Other liabilities	$39,019	$5,865

Common stock	25,615	433,448
Additional paid-in capital	14,201,795	9,633,893
Retained earnings	16,354,380	16,635,039
Accumulated other comprehensive income	(420,466)	93,177
Unearned ESOP shares	(1,314,344)	—
Treasury stock	—	(12,212,415)
Total stockholders' equity	28,846,980	14,583,142
Total liabilities and stockholders' equity	$28,885,999	$14,589,007

Statements of Income	Years Ended December 31,
	2016	2015

Dividends from subsidiary	$—	$1,000,000

Interest income:
Loans receivable	4,154	4,315
Investment securities	10,516	9,652
Other interest earning asset	26,628	—
Total interest income	41,298	13,967
Noninterest income	34,217	—

Noninterest expense	258,660	31,187

Income (loss) before income taxes and equity in undistributed earnings of Bank	(183,145)	982,780
Taxes	(60,237)	(7,770)
Income (loss) before equity in undistributed earnings of Bank	(122,908)	990,550
Equity in undistributed earnings (loss) of Bank	232,321	(596,685)
Net income	$109,413	$393,865

Statements of Cash Flows	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$109,413	$393,865
Adjustments to reconcile net (income) loss to net cash used for operating activities:
Equity in net income (loss) of Bank	(232,321)	596,685
Amortization of premiums and discounts	1,915	(586)
ESOP Expenses	60,304	—
Net change in accrued interest receivable	(7,025)	345
Deferred taxes	(58,580)	(30,037)
Net change in other assets	(20,140)	(5,277)
Net change in other liabilities	33,154	28,020
Net cash provided by (used in) operating activities	(113,280)	983,015
Cash flow from investing activities:
Proceeds from maturity of time deposits in other institutions	1,241,522	—
Purchase of time deposits in other financial institutions	(1,984,522)	—
Proceeds from maturities and calls of securities available-for-sale	213,916	—
Proceeds from sale of investment in securities	—	115,592
Purchase of investment securities available for sale	(2,854,389)	—
Capital contributions to subsidiaries	(5,747,240)	—
Net advances on ESOP note	(1,309,961)	—
Net change in loans receivable	2,479	2,317
Net change provided by (used in) investing activities	(10,438,195)	117,909
Cash flow from financing activities:
Stock sale proceeds	15,744,744	—
Merger of WCF MHC into WCF Bancorp, Inc.	793,129	—
Stock offering costs	(1,609,457)	(55,710)
Cash paid for treasury stock	—	(331,193)
Cash dividends paid	(390,072)	(423,053)
Net cash used for financing activities	14,538,344	(809,956)
Net increase in cash and cash equivalents	3,986,869	290,968
Cash and cash equivalents at beginning of year	676,919	385,951
Cash and cash equivalents at end of the year	$4,663,788	$676,919

(13)	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at December 31, 2016 and 2015 were as follows:

	2016	2015
Unrealized holding (losses) gains on securities available-for-sale	$(666,625)	$150,968
Tax impact	246,159	(57,791)
	$(420,466)	$93,177

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management's Report on Internal Control over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).”
Subsequent to December 31, 2016, management identified a material weakness in financial reporting related to preventative and detective controls over loan file maintenance.  In addition, as part of this assessment it was noted that information systems administrator rights activities were not properly reviewed.  These items combined were determined to be a material weakness in internal controls over financial reporting.  Management is currently in the process of implementing controls that will mitigate this weakness.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c)	Changes in internal controls.
Subsequent to December 31, 2016, management has begun to remediate the material weakness described above including:
(i)Review of all information system administrative rights activities;
(ii)Enhanced precision and formality of loan file maintenance reviews;

(iii)	Increased reviews on loan extensions and exception reporting, including a new Regulation O Policy which covers all items discussed in the Comptroller’s Handbook on Insider Activities;

(iv)
Management is in the process of implementing an organizational structure within the organization and the loan department to ensure a sound and compliant credit administration culture, including file maintenance procedures.

Management believes the measures described above will remediate the control deficiencies the Company has identified, and will strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.
Item 9B    Other Information
Not applicable.
Part III
Item 10    Directors, Executive Officers and Corporate Governance
Our Directors and Executive Officers
Directors of WCF Bancorp, Inc. serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The executive officers of WCF Bancorp, Inc. and WCF Financial Bank are elected annually. The following table states our directors’ and executive officers’ names, their ages as of December 31, 2016, the years when they began serving as directors of WCF Financial Bank and the years when their current terms expire.

Name (1)	Position(s) Held With WCF Bancorp and WCF Financial Bank	Age	Director Since	Current Term Expires
C. Thomas Chalstrom	Director	52	2014	2019
Thomas J. Hromatka	Director	60	2017	2017
Dr. Leo Moriarty	Director	57	2000	2017
Stephen L. Mourlam	President, Chief Executive Officer and Director	64	2001	2018
Harold J. Pursley	Chairman of the board of directors	74	2007	2019
Kasie L. Doering	Chief Financial Officer	39	n/a	n/a

(1) The mailing address for each person listed is 401 Fair Meadow Drive, Webster City, Iowa 50595.
The business experience for the past five years of each of our directors and executive officers is set forth below. With regard to our directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director. Each director is also a director of WCF Financial Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.
Directors
C. Thomas Chalstrom is the President and Chief Executive Officer of First Federal Credit Union, Cedar Rapids, Iowa, a position he has held since September 2013. Prior to this, from June 2012 until August 2013, following the sale of First Federal Savings Bank of Iowa, Mr. Chalstrom was a consultant. From 1985 until its sale in 2012, Mr. Chalstrom served in positions of increasing importance at First Federal Savings Bank of Iowa.  Mr. Chalstrom has over 25 years experience as a senior executive of a financial institution and his extensive banking experience in both lending and management provides the board with industry insights and valuable perspectives in assessing strategic direction of WCF Financial Bank.
Thomas J. Hromatka is the Director of Bank Services at Aureon TM IT, Inc., West Des Moines, Iowa, a position he has held since 2012. Prior to this, from 2008 until 2012, he was an Executive Vice President at First Federal Iowa. Mr. Hromatka has over 30 years of banking experience. Mr. Hromatka’s extensive banking management experience provides the board with industry insights and valuable perspectives in assessing strategic direction of WCF Financial Bank.
Dr. Leo Moriarty is a dentist with offices in Webster City and Clarion, Iowa. Dr. Moriarty is our longest serving board member and as such provides the board with extensive institutional knowledge of WCF Financial Bank. Additional, Dr. Moriarty provides the board with managerial and financial experience as a small business owner.
Stephen L. Mourlam is our President and Chief Executive Officer, positions he has held since January 2009. Mr. Mourlam began his employment with WCF Financial Bank in 1979 and held positions of increasing responsibility during his tenure. Mr. Mourlam’s experience provides the Board with a perspective on the day-to-day operations of WCF Financial Bank, and assists the board in assessing the trends and developments in the financial institutions industry on a local and national basis. Additionally, Mr. Mourlam has extensive ties to the communities that support our business generation.
Harold J. Pursley is retired. Prior to his retirement in 2008, Mr. Pursley was the chief executive officer of IMD Medical, a medical device company. Mr. Pursley additionally had over 30 years of accounting experience during his career, including serving as controller or chief financial officer for various companies. Mr. Pursley’s expertise and background with regard to accounting matters and internal controls and business finance provide the board and the Audit Committee with valuable insight into accounting issues involving WCF Financial Bank.
Executive Officer Who is Not a Director
Kasie L. Doering is our Chief Financial Officer, a position she has held since February 2016. Prior to her employment with WCF Financial Bank, from 2007 until January 2016, Ms. Doering held the position of Program Manager for Academic Budgeting and Planning at Iowa State University, Ames, Iowa.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the year ended December 31, 2016, we believe that all such forms were filed on a timely basis.
Codes of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.wcfbank.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on our website.
Procedures for the Recommendation of Director Nominees by Shareholders
The Nominating and Corporate Governance Committee has adopted procedures for the submission of recommendations for director nominees by shareholders. Shareholders may submit the names of qualified candidates for director by writing to the Corporate Secretary, at 401 Fair Meadow Drive, Webster City, Iowa 50595. To be timely, the submission of a candidate for director by a shareholder must be received by the Corporate Secretary not less than 180 days prior to the date of any such meeting.
In reviewing a candidate recommended by a stockholder, the Committee will apply the criteria for candidates generally utilized by the Board of Directors from time to time, and will consider the additional information referred to below. Stockholders wishing to suggest a candidate for Director should write to the Company’s Corporate Secretary and should include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Committee;

•
The name and address of the stockholder as they appear on the Company’s books, and number of shares of the Company’s common stock that are owned beneficially by the stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•
The name, address and contact information for the candidate, and the number of shares of common stock of the Company that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the candidate’s share ownership should be provided);

•	A statement of the candidate’s business and educational experience;

•	Such other information regarding the candidate as would be required to be included in the proxy statement pursuant to SEC Regulation 14A;

•	A statement detailing any relationship between the candidate and any customer, supplier or competitor of the Company;

•	Detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	A statement that the candidate is willing to be considered and willing to serve as a Director if nominated and elected.
Audit Committee
The Company’s Audit Committee consists of directors C. Thomas Chalstrom, Dr. Leo Moriarty and Harold J. Pursley each of whom is “independent” under the Nasdaq corporate governance listing standards and SEC Rule 10A-3. The Board has determined that Mr. Chalstrom qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.
The Audit Committee reviews the contents of and conclusions in audit reports prepared by the Company’s independent registered public accounting firm, reviews and approves the annual engagement of the Company’s independent registered public accounting firm, the Company’s audit and compliance related policies, and reviews with management and the Company’s independent registered public accounting firm, the Company’s financial statements and internal controls. The Board of Directors has adopted a written charter for the Audit Committee, which is posted on the Company website at www.wcfbank.com.
Item 11    Executive Compensation
The following table sets forth for the years ended December 31, 2016 and 2015 certain information as to the total remuneration paid by us to Messrs. Mourlam and Swon. No other executive officer received total compensation for the year ended December 31, 2016 of more than $100,000. Each individual listed below is referred to as a “named executive officer.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	All Other Compensation ($) (2)	Total ($)
Stephen L. Mourlam	2016	149,300	500	6,400	156,200
President and Chief Executive Officer	2015	139,417	500	12,450	152,367

Kyle R. Swon (3)	2016	114,874	500	6,400	121,774
Senior Vice President	2015	105,994	500	12,450	118,944

(1) Represents a holiday bonus payable to all employees of WCF Financial Bank.
(2) Represents board fees payable for services rendered prior to the completion of the stock sale in July 2016.
(3) Kyle Swon was an executive officer as of December 31, 2016. He resigned his position as of January 31, 2017.

Benefit Plans
Change in Control Agreements. As October 21, 2016, WCF Financial Bank entered into a change in control agreement with Mr. Mourlam.
The change in control agreement has an initial term of two years. At least 60 days prior to the anniversary date of the agreements, the disinterested members of the board of directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it must notify the executive at least 30 days, but not more than 60 days, prior to such date.
In the event that the executive’s involuntary termination of employment other than for cause, disability or death, or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of WCF Bancorp, Inc. or WCF Financial Bank, the executive would be entitled to a severance payment equal to two times the average of the three preceding years’ annual base salary, bonuses and any other cash compensation paid or accrued by the executive during such years, and the amount of any benefits received pursuant to any employee benefit plans on behalf of the executive by WCF Financial Bank during such years, excluding health and welfare benefits. Such payment will be payable in a lump sum within 30 days following the executive’s date of termination. In addition, the executive would be entitled to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage under the same cost sharing arrangements that apply for active employees of WCF Financial Bank. Such coverage will cease upon the date which is two years after the executive’s date of termination.
Notwithstanding the foregoing, the payments required under the agreement will be reduced to the extent necessary to avoid penalties under Code Section 280G. For purposes of the change in control agreement, “good reason” is defined as: (1) a material reduction in the executive’s base compensation in effect immediately prior to the date of a change in control; (2) a material reduction in the executive’s duties or responsibilities as in effect prior to a change in control; (3) a material diminution in the authority, duties or responsibilities of the officer to whom the executive is required to report; (4) any material change in the geographic location at which the executive must perform his services to WCF Financial Bank; and (5) a material breach of the change in control agreement by WCF Financial Bank.
401(k) Plan. WCF Bancorp, Inc. and WCF Financial Bank currently maintain The Architect 401(k) MEP, which is a multiple-employer tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate in the plan.
A participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2016, the pre-tax deferral contribution limit is $18,000, provided, however, that a participant over age 50 may contribute, on a pre-tax basis, an additional $6,000 to the 401(k) Plan. In addition to salary deferral contributions, the 401(k) Plan provides that WCF Financial Bank will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to 6% of the participant’s elective deferral contributions. WCF Financial Bank may, in its sole discretion, make a profit sharing contribution to the 401(k) Plan on behalf of the participants. A participant is always 100% vested in his or her salary deferral and employer contributions. The 401(k) Plan permits a participant to direct the investment of his or her own account into various available investment options.
Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59½ (while employed), death, disability or termination of employment, and the distribution will be made in a cash lump sum payment.

Stock Benefit Plan
Employee Stock Ownership Plan. In connection with the conversion, WCF Financial Bank adopted an employee stock ownership plan for eligible employees. WCF Financial Bank’s named executive officers are eligible to participate in the employee stock ownership plan just like any other employee. Eligible employees who have attained age 21 and were employed by us as of January 1, 2016 will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.
The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 8% of the total number of shares of WCF Bancorp, Inc. common stock sold in the offering. The employee stock ownership plan funded its stock purchase with a loan from WCF Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through WCF Financial Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan. The interest rate for the employee stock ownership plan loan is to be an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.
The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant becomes vested in his or her account balance at a rate of 20% per year over a 6-year period, beginning in the second year. Participants who were employed by WCF Financial Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.
The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.
Under applicable accounting requirements, WCF Financial Bank records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in WCF Bancorp Inc.’s earnings.

Director Compensation
The following table sets forth for the year ended December 31, 2016 certain information as to the total remuneration paid to directors other than Messrs. Mourlam and Swon.

Name	Fees Earned or Paid in Cash ($)	Nonqualified Deferred Compensation Earnings ($) (1)	Total ($)
C. Thomas Chalstrom	13,200	—	13,200
Thomas J. Hromatka (2)	—	—	—
Dr. Leo Moriarty	13,200	—	13,200
Harold J. Pursley	13,200	4,557	17,757

(1) Represents above-market earnings on compensation that was deferred by Mr. Pursley pursuant to the 2005 Director Deferred Compensation Plan, as calculated in accordance with SEC rules.
(2) Mr. Thomas J. Hromatka received no fees in 2016. He was appointed to the board on January 18, 2017.
Director Fees
WCF Financial Bank pays each outside director a monthly retainer of $600 and an additional $400 per meeting attended. Directors do not receive additional fees for board committees. WCF Bancorp, Inc. does not separately compensate directors for their service.
Director Plans
2005 Director Deferred Compensation Plan. WCF Financial Bank adopted the Amended and Restated WCF Financial Bank 2005 Director Deferred Compensation Plan, effective January 1, 2005. Any member of the board of directors is eligible to participate in the plan. The plan allows for a participant to elect to defer up to 100% of his director fees to the plan. All amounts contributed to the plan are credited to a bookkeeping account established on behalf of each participant. The participant’s account balance will be credited with earnings based on an adjustable rate equal to 1.0% above the prime rate, as published in The Wall Street Journal. The interest rate adjusts annually and will be 1.0% above the prime rate on the first business day of the plan year, retroactive to January 1, of such year.
Each participant will have the right to elect for the payment of his account balance to commence on either a specified date or upon his separation from service (the “commencement date”). However, the participant’s account balance may be paid out prior to the commencement date due to the participant’s death or disability. Generally, the participant’s account balance will be payable in a lump sum distribution. However, a participant can elect for his account balance to be payable in equal monthly installments over a period of either five or 10 years. In the event of the director’s separation from service within two years following a change in control of WCF Bancorp, Inc. or WCF Financial Bank, the participant’s account balance will accrue earnings at an interest rate equal to 7.0% from his date of termination until his account balance has been fully distributed.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of March 24, 2017 the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percentage of Shares of Common Stock Outstanding

Five Percent Stockholders:

Firefly Value Partners, LP (2)
601 West 26th Street, Suite 1520
New York, NY 10001	205,000	8.0%

WCF Financial Bank
Employee Stock Ownership Plan
401 Fair Meadow Drive
Webster City, IA 50595	171,138	6.7%

Directors, Nominees and Executive Officers: (3)

C. Thomas Chalstrom	3,000	*
Thomas J. Hromatka	—	*
Dr. Leo Moriarty	5,814	*
Harold J. Pursley	5,246	*
Stephen L. Mourlam	4,662	*
Kasie L. Doering	625	*

All Directors, Nominees and Executive Officers as a Group (6 persons)	19,347	*%

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2) Based on a Schedule 13G/A filed with the SEC on February 14, 2017 filed by: (i) FVP Master Fund, L.P., a Cayman Islands exempted limited partnership (“FVP Master Fund”), (ii) Firefly Value Partners, LP, a Delaware limited partnership (“Firefly Partners”), which serves as the investment manager of FVP Master Fund, (iii) FVP GP, LLC, a Delaware limited liability company (“FVP GP”), which serves as the general partner of FVP Master Fund, (iv) Firefly Management Company GP, LLC, a Delaware limited liability company (“Firefly Management”), which serves as the general partner of Firefly Partners, and (v) Messrs. Ryan Heslop and Ariel Warszawski, the managing members of FVP GP and Firefly Management.

(3) The business address of each director, nominee and executive officer is 401 Fair Meadow Drive, Webster City, Iowa 50595.
* Less than 1%.

Item 13    Certain Relationships and Related Transactions, and Director Independence
Board Independence
The board of directors has determined that, except for Mr. Mourlam, each member of the board of directors is an “independent director” as defined in the Nasdaq listing rules, which we choose to follow.  Mr. Mourlam is not considered independent because he serves as an executive officer of WCF Bancorp, Inc. and WCF Financial Bank. In evaluating the independence of our independent directors, we found no transactions between us and our independent directors that are not required to be reported under “ - Transactions With Certain Related Persons,” below, and that had an impact on our determination as to the independence of our directors.
Transactions With Certain Related Persons
All transactions between WCF Bancorp, Inc. and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to WCF Bancorp, Inc. than could have been obtained by it in arms-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of the independent directors of WCF Bancorp, Inc. not having any interest in the transaction. In the ordinary course of business, WCF Financial Bank makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to WCF Financial Bank. These loans neither involve more than the normal risk of collectibility nor present other unfavorable features.
Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from (1) extending or maintaining credit, (2) arranging for the extension of credit, or (3) renewing an extension of credit in the form of a personal loan, to an officer or director. There are several exceptions to this general prohibition, one of which is applicable to WCF Bancorp, Inc. The Sarbanes-Oxley Act does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to WCF Financial Bank’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.
In accordance with the listing standards of the Nasdaq Stock Market, which we choose to follow, any transactions that would be required to be reported under this section of this annual report must be reviewed by our audit committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction, to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms-length transaction.
Item 14    Principal Accounting Fees and Services

Audit Fees.   The aggregate fees billed for professional services rendered by RSM US LLP for the audit of the Company’s annual financial statements for 2016 and 2015 were $159,000 and $210,000, respectively.
Audit-Related Fees.   Fees billed for professional services rendered by RSM US LLP that were reasonably related to the performance of the audits described above were $213,500 and $4,000 for 2016 and 2015, respectively. The audit-related fees for 2016 include fees incurred in connection with the Company’s initial stock offering, including review of the SEC registration statement filed in connection therewith, and review of the Company’s Forms 10-Q and 10-K.
Tax Fees.   The aggregate fees billed for professional services by RSM US LLP for tax services were $28,320 for 2016 and no fees for 2015.
All Other Fees.   There were $2,925 of other fees billed in 2016 and no other fees billed for professional services rendered for the Company by RSM US LLP for services other than those listed above for 2015.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2016.
The Audit Committee has considered whether the provision of non-audit services by RSM US LLP, relating primarily to tax services, is compatible with maintaining the independence of RSM US LLP. The Audit Committee concluded that performing such services would not affect the independence of RSM US LLP in performing its function as auditor of the Company.
Part IV

Item 15    Exhibits, Financial Statement Schedules
(a)(1)Financial Statements.
The following documents are filed as part of this report on Form 10‑K at pages 48 through 82 above:
(a)(2)Financial Statement Schedules.
All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or the notes thereto.
(a)(3)Exhibits.
The following exhibits are filed with this Form 10‑K or incorporated herein by reference to the document identified for such exhibit in the list below:

3.1	Articles of Incorporation of WCF Bancorp, Inc.*
3.2	Bylaws of WCF Bancorp, Inc.*
4	Form of Common Stock Certificate *
10.2	Employment Agreement with Stephen L. Mourlam *
21	Subsidiaries of Registrant *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Incorporated by reference to Exhibit 3.1 to the Company’s form S-1 Registration Statement filed on March 10, 2016

Item 16    Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCF BANCORP, INC.

Date: March 24, 2017	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Stephen L. Mourlam	President/Chief Executive Officer (Principal Executive Officer)	March 24, 2017

/s/ Kasie L. Doering	Chief Financial Officer (Principal Financial Officer)	March 24, 2017

/s/ C. Thomas Chalstrom	Director	March 24, 2017

/s/ Thomas J. Hromatka	Director	March 24, 2017

/s/ Dr. Leo Moriarty	Director	March 24, 2017

/s/ Harold J. Pursley	Director	March 24, 2017