Form 10-Q
period 2017-03-31
WCF Bancorp, Inc.
filed 2017-05-12
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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
YES [ X ]     NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ X ]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)
		Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

As of May 11, 2017, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2017 (unaudited) and December 31, 2016

Assets	March 31, 2017	December 31, 2016
Cash and due from banks	$1,571,411	$1,716,578
Federal funds sold	2,620,000	1,306,000
Cash and cash equivalents	4,191,411	3,022,578
Time deposits in other financial institutions	5,036,771	5,037,068
Securities available-for-sale, at fair value	45,162,493	44,652,837
Loans receivable	61,573,061	61,063,501
Allowance for loan losses	(500,375)	(487,114)
Loans receivable, net	61,072,686	60,576,387
Federal Home Loan Bank (FHLB) stock, at cost	363,400	354,800
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,969,248	4,041,525
Deferred taxes on income	933,836	934,579
Income taxes receivable	62,319	60,839
Accrued interest receivable	413,606	422,949
Goodwill	55,148	55,148
Bank-owned life insurance	3,063,056	3,021,501
Prepaid expenses and other assets	1,356,397	1,319,636
Total assets	$125,827,871	$123,647,347
Liabilities and Stockholders' Equity
Deposits	$89,532,940	$87,089,680
FHLB advances	5,500,000	5,500,000
Advance payments by borrowers for taxes and insurance	290,373	492,133
Accrued interest payable	86,170	3,196
Accrued expenses and other liabilities	1,585,450	1,715,358
Total liabilities	96,994,933	94,800,367
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at March 31, 2017 and December 31, 2016	25,615	25,615
Additional paid-in capital	14,201,795	14,201,795
Retained earnings, substantially restricted	16,312,392	16,354,380
Accumulated other comprehensive income (loss)	(406,212)	(420,466)
Unearned ESOP Shares	(1,300,652)	(1,314,344)
Total stockholders' equity	28,832,938	28,846,980
Total liabilities and stockholders' equity	$125,827,871	$123,647,347

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans receivable	$722,826	$720,638
Investment securities - taxable	152,251	81,486
Investment securities - tax exempt	72,505	108,300
Other interest earning assets	19,565	14,395
Total interest income	967,147	924,819
Interest expense:
Deposits	149,373	145,175
FHLB advances	14,850	19,224
Total interest expense	164,223	164,399
Net interest income	802,924	760,420
Provision for losses on loans	18,000	—
Net interest income after provision for losses on loans	784,924	760,420
Noninterest income:
Fees and service charges	99,066	79,353
Gains on sale of securities available-for-sale, net	—	15,247
Increase in cash value - bank-owned life insurance	41,555	—
Other income	17,700	—
Total noninterest income	158,321	94,600
Noninterest expense:
Compensation, payroll taxes, and employee benefits	368,802	342,157
Advertising	18,747	13,687
Office property and equipment	123,807	138,005
Federal insurance premiums	7,949	17,206
Data processing services	108,004	102,369
Charitable contributions	905	—
Other real estate expenses, net	2,214	2,712
Dues and subscriptions	8,526	14,905
Accounting, regulatory and professional fees	142,943	75,711
Debit card expenses	2,197	14,190
Other expenses	91,757	95,774
Total noninterest expense	875,851	816,716
Earnings before taxes on income	67,394	38,304
Tax benefit	(10,480)	(29,152)
Net income	$77,874	$67,456
Basic earnings per common share	$0.03	$0.03
Diluted earnings per common share	$0.03	$0.03

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$77,874	$67,456

Other comprehensive income:
Net change in unrealized gains or losses on securities	32,379	112,079
Reclassification adjustment for net gain realized in net income	—	(15,247)
Income tax expenses	(18,125)	(34,765)
Other comprehensive income	14,254	62,067
Comprehensive income	$92,128	$129,523

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$—	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	67,456	—	—	—	67,456
Other comprehensive income	—	—	—	—	62,067	—	62,067
Stock offering costs	—	(459,724)	—	—	—	—	(459,724)
Dividends paid on common stock,
$0.06 per common share	—	—	(150,951)	—	—	—	(150,951)
Balance at March 31, 2016	$433,448	$9,174,169	$16,551,544	$—	$155,244	$(12,212,415)	$14,101,990

Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$—	$28,846,980
Net income	—	—	77,874	—	—	—	77,874
Other comprehensive income	—	—	—	—	14,254	—	14,254
Release of ESOP Shares	—	—	—	13,692	—	—	13,692
Dividends paid on common stock,
$0.05 per common share	—	—	(119,862)	—	—	—	(119,862)
Balance at March 31, 2017	$25,615	$14,201,795	$16,312,392	$(1,300,652)	$(406,212)	$—	$28,832,938

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$77,874	$67,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	208,034	188,554
Provision for losses on loans	18,000	—
ESOP expenses	13,692	—
Deferred taxes on income	(9,000)	(76,761)
Gain on sales of securities	—	(15,247)
Gain on sales of one-to-four family residential loans	—	(3,062)
Proceeds from sales of one-to-four family residential loans	—	344,637
Originations of one-to-four family residential loans	—	(341,575)
Gain on sale of other real estate owned	(9,095)	—
Increase in cash value of bank-owned life insurance	(41,555)	—
Change in:
Accrued interest receivable	9,343	(31,128)
Prepaid expenses and other assets	(97,326)	15,987
Advance payments by borrowers for taxes and insurance	(201,760)	(201,862)
Accrued interest payable	82,974	78,779
Accrued expenses and other liabilities	(129,908)	(148,279)
Income tax receivable	(1,480)	(32,519)
Net cash provided by (used in) operating activities	(80,207)	(155,020)
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	1,474,297	885,111
Purchase of time deposits in other financial institutions	(1,474,000)	(245,000)
Proceeds from calls and maturities of investment securities available-for-sale	1,514,080	1,508,425
Proceeds from sale of investment securities available-for-sale	—	7,141,396
Purchase of investment securities available-for-sale	(2,127,347)	(9,122,371)
Net change in loans receivable	(452,788)	(662,154)
Net change in FHLB stock	(8,600)	(2,100)
Purchase of office property and equipment	—	(12,817)
Net cash provided by (used in) investing activities	(1,074,358)	(509,510)
Cash flows from financing activities:
Net change in deposits	2,443,260	1,570,539
Dividends paid	(119,862)	(150,951)
Stock offering costs	—	(459,724)
Net cash provided by (used in) financing activities	2,323,398	959,864
Net increase in cash and cash equivalents	1,168,833	295,334
Cash and cash equivalents at beginning of year	3,022,578	8,866,561
Cash and cash equivalents at end of quarter	$4,191,411	$9,161,895
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$81,249	$85,620
Taxes on income	—	3,367
Noncash investing activities:
Transfers to other real estate owned from loans	5,584	—
Transfers to finance the sale of other real estate owned	67,095	—

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of WCF Bancorp, Inc. (the Company), and its wholly owned subsidiary WCF Financial Bank (the Bank), and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2016. The consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from the estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended December 31, 2016.
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).
Organization and Business
WCF Bancorp, Inc. (the Company) is an Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp, a federal corporation (Old Bancorp) upon completion of the second-step conversion of WCF Financial M.H.C. from the mutual holding company to the stock holding company form of organization. WCF Financial M.H.C. (the MHC) was the former mutual holding company for Old Bancorp prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of the MHC and Old Bancorp ceased to exist. The second-step conversion was completed on July 16, 2016 at which time the Company sold 2,139,231 shares of its common stock (including 171,138 shares purchased by the Bank's employee stock ownership plan, or ESOP) at $8.00 per share for gross proceeds of approximately $17.1 million. Expenses related to the stock offering totaled $1.7 million and were netted against proceeds. As a part of the second-step conversion, each of the outstanding shares of common stock of Old Bancorp held by persons other than the MHC were converted into 0.8115 shares of Company common stock with cash paid in lieu of fractional shares. As a result, a total of 2,561,542 shares were issues in the second-step conversion. As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 0.8115 exchange ratio unless otherwise noted.
The Company's principal business is the ownership and operation of the Bank. The Bank is a community bank and its deposits are insured by the FDIC. The primary business of the Bank is accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four family residences. To a lesser extent, we also originate consumer loans and non owner-occupied one-to-four family residential real estate loans. On a limited basis we have also originated commercial real estate loans, but have deemphasized the origination, and intend to continue to deemphasize the origination, of this type of lending. We also invest in investment securities. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the FHLB. As a federal savings bank, WCF Financial Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the OCC). As a savings and loan holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).
The primary business of WCF Financial Service Corp (the Service Corp) was the sale of credit life and disability insurance products that were previously disallowed by savings and loan regulations. Currently the Service Corp is inactive.
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

Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were $0 and $15,247 of net realized gains for the three months ended March 31, 2017 and 2016, respectively.
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
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At March 31, 2017 and December 31, 2016, capital levels exceeded minimum capital requirements (see note 6).

Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the three months ended March 31, 2017 and 2016 is presented below.

	As of and For the
	Three Months Ended March 31,
	2017	2016
Current assets	$111,940	$164,173
Long-term assets	1,708,914	1,710,228
Current liabilities	28,274	75,247
Total equity	1,792,580	1,799,154
Total revenue	166,062	170,492
Net income (loss)	12,637	(1,508)
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2017 and March 31, 2016 is presented below.

	Three Months Ended March 31,
	2017	2016
Net income	$77,874	$67,456

Weighted average common shares outstanding and diluted common shares outstanding (1)	2,404,096	2,449,923

Basic earnings per common share	$0.03	$0.03
Diluted earnings per common share	$0.03	$0.03

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

Employee Stock Ownership Plan
The Company established the ESOP on July 13, 2016 in connection with its common stock offering. In conjunction with the second-step conversion described in Note 1, the ESOP purchased 171,138 shares at $8.00 per share. To fund the purchase, the ESOP borrowed $1.4 million from the Company at a variable rate equal to the lowest Prime Rate published in The Wall Street Journal, to be repaid on a prorate basis in 25 substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At March 31, 2017 there were 6,845 allocated shares and 164,293 unallocated shares.   The fair value of unallocated ESOP shares at March 31, 2017 was approximately $1,648,000.

Subsequent Events
On April 19, 2017, the board of directors declared a $0.05 per share cash dividend payable on May 22, 2017 to shareholders of record as of May 5, 2017.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

(2)	Securities Available-for-Sale
Securities available-for-sale at March 31, 2017 and December 31, 2016 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017:
U.S. agency securities	$249,699	$—	$6,403	$243,296
Mortgage-backed securities*	32,378,040	299	485,895	31,892,444
Municipal bonds	12,669,000	68,891	210,533	12,527,358
Corporate bonds	500,000	—	605	499,395
	$45,796,739	$69,190	$703,436	$45,162,493
December 31, 2016:
U.S. agency securities	$249,667	$—	$6,602	$243,065
Mortgage-backed securities*	31,884,681	3,206	491,081	31,396,806
Municipal bonds	12,685,114	68,278	239,306	12,514,086
Corporate bonds	500,000	—	1,120	498,880
	$45,319,462	$71,484	$738,109	$44,652,837

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at March 31, 2017 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Amortized cost	Fair value
Due in one year or less	$575,000	$576,364
Due after one year through five years	2,159,068	2,167,472
Due after five years, but less than ten years	6,542,784	6,525,087
Due after ten years	3,641,847	3,501,731
	12,918,699	12,770,654
Mortgage-backed securities	32,378,040	31,892,444
Corporate bonds	500,000	499,395
	$45,796,739	$45,162,493

The details of the sales of investment securities for the three months ended March 31, 2017 and 2016 are summarized in the following table.

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$—	$7,141,396
Gross gains on sales	—	50,200
Gross losses on sales	—	34,953
At March 31, 2017 and December 31, 2016, accrued interest receivable for securities available-for-sale totaled $215,731 and $196,227, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,296	$6,403	$—	$—	$243,296	$6,403
Mortgage-backed securities	23,697,732	407,419	5,490,798	78,476	29,188,530	485,895
Municipal bonds	8,679,068	210,533	—	—	8,679,068	210,533
Corporate bonds	499,395	605	—	—	499,395	605
Total	$33,119,491	$624,960	$5,490,798	$78,476	$38,610,289	$703,436

	December 31, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,065	$6,602	$—	$—	$243,065	$6,602
Mortgage-backed securities	23,646,101	404,287	5,401,593	86,794	29,047,694	491,081
Municipal bonds	8,798,581	239,306	—	—	8,798,581	239,306
Corporate bonds	498,880	1,120	—	—	498,880	1,120
Total	$33,186,627	$651,315	$5,401,593	$86,794	$38,588,220	$738,109
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued

satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of March 31, 2017 and December 31, 2016.

(3)	Loans Receivable
At March 31, 2017 and December 31, 2016, loans receivable consisted of the following segments:

	March 31, 2017	December 31, 2016
Loans:
One-to-four family residential	$47,646,023	$47,315,025
Non-owner occupied one-to-four family residential	3,622,145	3,650,171
Commercial real estate	3,928,257	3,596,717
Consumer	6,464,233	6,604,757
Total loans receivable	61,660,658	61,166,670
Discounts on loans purchased	(49,657)	(56,707)
Deferred loan costs (fees)	(37,940)	(46,462)
Allowance for loan losses	(500,375)	(487,114)
	$61,072,686	$60,576,387
Accrued interest receivable on loans receivable was $197,875 and $226,722 at March 31, 2017 and December 31, 2016, respectively.
The loan portfolio included approximately $43.1 million of fixed rate loans as of March 31, 2017 and December 31, 2016. The loan portfolio also included approximately $18.8 million and $18.1 million of variable rate loans as of March 31, 2017 and December 31, 2016, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	331,736	28,696	40,799	99,144	500,375
Total	$331,736	$28,696	$40,799	$99,144	$500,375

Loans receivable:
Individually evaluated for impairment	$—	$—	$285,038	$—	$285,038
Collectively evaluated for impairment	47,646,023	3,622,145	3,643,219	6,464,233	61,375,620
Total	$47,646,023	$3,622,145	$3,928,257	$6,464,233	$61,660,658

	December 31, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319,849	28,231	37,135	101,899	487,114
Total	$319,849	$28,231	$37,135	$101,899	$487,114

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	47,315,025	3,650,171	3,299,179	6,604,757	60,869,132
Total	$47,315,025	$3,650,171	$3,596,717	$6,604,757	$61,166,670

Activity in the allowance for loan losses by segment for the three months ended March 31, 2017 and 2016 is summarized in the following tables:

	Three months ended March 31, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$319,849	$4,810	$—	$16,697		$331,736
Non-owner occupied one-to-four family residential	28,231	—	—	465		28,696
Commercial real estate	37,135	—	—	3,664		40,799
Consumer	101,899	—	71	(2,826)	*	99,144
Total	$487,114	$4,810	$71	$18,000		$500,375

	Three months ended March 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$366,858	$—	$—	$(22,150)		$344,708
Non-owner occupied one-to-four family residential	44,510	—	—	615		45,125
Commercial real estate	32,443	—	—	3,518		35,961
Consumer	61,367	3,613	—	18,017		75,771
Total	$505,178	$3,613	$—	$—		$501,565

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first three months of 2017.

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

The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
March 31, 2017:
Loans
One-to-four family residential	$46,013,471	$1,084,698	$547,854	$—	$47,646,023
Non-owner occupied one-to-four family residential	3,204,872	56,970	360,303	—	3,622,145
Commercial real estate	3,382,574	260,645	285,038	—	3,928,257
Consumer	6,214,048	197,013	53,172	—	6,464,233
Total	$58,814,965	$1,599,326	$1,246,367	$—	$61,660,658

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2016:
Loans
One-to-four family residential	$45,851,480	$978,513	$485,032	$—	$47,315,025
Non-owner occupied one-to-four family residential	3,299,494	36,298	314,379	—	3,650,171
Commercial real estate	3,009,623	289,556	297,538	—	3,596,717
Consumer	6,324,360	270,478	9,919	—	6,604,757
Total	$58,484,957	$1,574,845	$1,106,868	$—	$61,166,670
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
The Company had one impaired loan as of March 31, 2017 and December 31, 2016. No interest income was recorded on impaired loans during 2017 or 2016.

(f)	Nonaccrual and Delinquent Loans
Loans are placed on nonaccrual status when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 or more (unless the loan is well secured with marketable collateral).
A nonaccrual asset may be restored to an accrual status when all past-due principal and interest has been paid and the borrower has demonstrated satisfactory payment performance (excluding renewals and modifications that involve the capitalizing of interest).
Delinquency status of a loan is determined by the number of days that have elapsed past the loan’s payment due date, using the following classification groupings: 30-59 days, 60-89 days, and 90 days or more. Loans shown in the 30‑59 day’s and 60‑89 day’s columns in the table below reflect contractual delinquency status only, and include loans considered nonperforming due to classification as a TDR or being placed on nonaccrual.
The following tables set forth the composition of the Company’s past-due loans at March 31, 2017 and December 31, 2016.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
March 31, 2017:
Loans
One-to-four family residential	$504,111	$144,752	$318,867	$967,730	$46,678,293	$47,646,023	$254,110
Non-owner occupied one-to-four family residential	11,321	43,357	95,872	150,550	3,471,595	3,622,145	35,898
Commercial real estate	—	—	285,038	285,038	3,643,219	3,928,257	—
Consumer	142,398	12,531	731	155,660	6,308,573	6,464,233	731
Total	$657,830	$200,640	$700,508	$1,558,978	$60,101,680	$61,660,658	$290,739

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2016:
Loans
One-to-four family residential	$706,135	$272,378	$258,009	$1,236,522	$46,078,503	$47,315,025	$193,251
Non-owner occupied one-to-four family residential	—	36,298	56,639	92,937	3,557,234	3,650,171	56,639
Commercial real estate	27,143	—	297,538	324,681	3,272,036	3,596,717	—
Consumer	190,455	80,023	1,365	271,843	6,332,914	6,604,757	1,365
Total	$923,733	$388,699	$613,551	$1,925,983	$59,240,687	$61,166,670	$251,255
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Loans
One-to-four family residential	$293,744	$291,779
Non-owner occupied one-to-four family residential	324,405	314,380
Commercial real estate	285,038	297,538
Consumer	7,833	8,554
Total	$911,020	$912,251

(4)	Deposits
At March 31, 2017 and December 31, 2016, deposits are summarized as follows:

	March 31, 2017	December 31, 2016
Statement savings	$14,385,363	$12,031,554
Money market plus	10,685,173	11,169,038
NOW	20,131,440	18,489,727
Certificates of deposit	44,330,964	45,399,361
	$89,532,940	$87,089,680

Included in the NOW accounts were approximately $5.7 million and $4.8 million of non-interest bearing deposits as of March 31, 2017 and December 31, 2016, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	March 31, 2017
	Federal	State	Total
Current	$(230)	$(1,250)	$(1,480)
Deferred	(14,000)	5,000	(9,000)
	$(14,230)	$3,750	$(10,480)

	March 31, 2016
	Federal	State	Total
Current	$9,889	$(41)	$9,848
Deferred	(40,000)	1,000	(39,000)
	$(30,111)	$959	$(29,152)

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars:

	March 31, 2017	March 31, 2016
Federal tax at statutory rate	$22,905	$13,023
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	2,475	633
Tax-exempt income	(22,144)	(42,777)
Bank-owned life insurance	(14,129)	—
Building donation	—	101
Valuation allowance	11,000	(146)
Other	(10,587)	14
	$(10,480)	$(29,152)

Federal income tax expense for the periods ended March 31, 2017 and December 31, 2016 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2017 and December 31, 2016 are presented below:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Deferred directors’ fees	$322,000	$338,000
Allowance for loan losses	187,000	182,000
Net operating loss carryforward	160,000	138,000
AMT credit	38,762	35,000
Charitable contribution	86,000	86,000
Professional fees	76,000	77,000
Securities available-for-sale	228,034	246,159
Fixed assets	2,000	—
Other	35,041	28,420
Gross deferred tax assets	1,134,837	1,130,579
Valuation allowance	(117,000)	(106,000)
Net deferred tax assets	1,017,837	1,024,579
Deferred tax liabilities:
Securities	—	—
Prepaid expenses	(21,000)	(21,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	—	(6,000)
Intangible assets	(25,000)	(25,000)
Other	—	—
Gross deferred tax liabilities	(84,000)	(90,000)
Net deferred tax assets	$933,837	$934,579

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at March 31, 2017 and December 31, 2016, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires if not used by 2020.
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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at March 31,

2017 and December 31, 2016, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three months ended March 31, 2017 and 2016.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of March 31, 2017 and December 31, 2016.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,158	23.50%	$4,970	4.00%	N/A	N/A
WCF Financial Bank	19,117	16.00	4,784	4.00	5,980	5.00%

Common equity tier 1:
Consolidated	29,158	54.30	3,088	5.75	3,491	6.50
WCF Financial Bank	19,117	36.70	2,996	5.75	3,387	6.50

Risk-based capital:
Consolidated	29,658	55.20	4,968	9.25	5,371	10.00
WCF Financial Bank	19,617	37.60	4,820	9.25	5,211	10.00

Tier 1 risk-based capital:
Consolidated	29,158	54.30	3,894	7.25	4,297	8.00
WCF Financial Bank	19,117	36.70	3,778	7.25	4,169	8.00

	December 31, 2016
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,192	24.300%	$4,812	4.000%	N/A	N/A
WCF Financial Bank	18,993	16.000	4,753	4.000	5,941	5.000%

Common equity tier 1:
Consolidated	29,192	55.300	2,706	5.125	3,432	6.500
WCF Financial Bank	18,993	36.800	2,648	5.125	3,359	6.500

Risk-based capital:
Consolidated	29,679	56.200	4,554	8.625	5,280	10.000
WCF Financial Bank	19,480	37.700	4,457	8.625	5,167	10.000

Tier 1 risk-based capital:
Consolidated	29,192	55.300	3,498	6.625	4,224	8.000
WCF Financial Bank	18,993	36.800	3,423	6.625	4,134	8.000
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of March 31, 2017, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend in the first quarter ended March 31, 2017 and declared and paid a $0.06 in the first quarter ended March 31, 2016. Per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one).

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

•
Securities available-for-sale. Investment securities classified as available-for-sale are reported at fair value on a recurring basis. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

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

•	FHLB and Bankers’ Bank stock. The value of FHLB and Bankers’ Bank stock is equivalent to its carrying value because the stock is redeemable at par value.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	March 31, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,296	$—	$243,296
Mortgage-backed securities*	—	31,892,444	—	31,892,444
Municipal bonds	—	12,527,358	—	12,527,358
Corporate bonds	—	499,395	—	499,395
Total	$—	$45,162,493	$—	$45,162,493

	December 31, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,065	$—	$243,065
Mortgage-backed securities*	—	31,396,806	—	31,396,806
Municipal bonds	—	12,514,086	—	12,514,086
Corporate bonds	—	498,880	—	498,880
Total	$—	$44,652,837	$—	$44,652,837

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.

There have been no changes in valuation methodologies at March 31, 2017 compared to December 31, 2016 and there were no transfers between levels during the periods ended March 31, 2017 and December 31, 2016.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of March 31, 2017 and December 31, 2016, the Company did not have any material assets measured at fair value on a nonrecurring basis.

The estimated fair values of Company’s financial instruments (as described in note 1) at March 31, 2017 and December 31, 2016 were as follows:

		March 31, 2017		December 31, 2016
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$1,571,411	$1,571,411	$1,716,578	$1,716,578
Federal funds sold	Level 1	2,620,000	2,620,000	1,306,000	1,306,000
Time deposits in other	Level 1
financial institutions		5,036,771	5,036,771	5,037,068	5,037,068
Securities available-for-sale	See previous table	45,162,493	45,162,493	44,652,837	44,652,837
Loans receivable, net	Level 2 (1)	61,072,686	62,004,686	60,576,387	61,896,952
FHLB stock	Level 1	363,400	363,400	354,800	354,800
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	413,606	413,606	422,949	422,949
Financial liabilities:
Deposits	Level 2	89,532,940	85,331,940	87,089,680	83,357,680
FHLB advances	Level 2	5,500,000	5,503,000	5,500,000	5,504,950
Accrued interest payable	Level 1	86,170	86,170	3,196	3,196

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $451,000 and $360,000 as of March 31, 2017 and December 31, 2016, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 5.00%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Unrealized holding (losses) gains on securities available-for-sale	$(634,246)	$(666,625)
Tax impact	228,034	246,159
	$(406,212)	$(420,466)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2017 and the results of operations for three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2017.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $2.2 million, or 1.8%, to $125.8 million at March 31, 2017 from $123.6 million at December 31, 2016. The increase was primarily due to an increase in federal funds sold of $1.3 million, or 100.6%, to $2.6 million at March 31, 2017 from $1.3 million, at December 31, 2016. This increase was due to the increase in deposits being held in federal funds sold. Cash and due from banks decreased $145,000, or 8.5%, to $1.6 million at March 31, 2017 compared to $1.7 million at December 31, 2016. The decrease resulted from excess funds being used to finance additional loans. Investment securities available-for-sale increased $510,000, or 1.1%, to $45.2 million at March 31, 2017 from $44.7 million at December 31, 2016.

The increase in investment securities available-for-sale was due to the additional investment of excess liquidity less the paydown of principal on mortgage-backed securities. Net loans receivable increased $496,000, or 0.8%, to $61.1 million at March 31, 2017 from $60.6 million at December 31, 2016. The increase in net loans receivable was due to an increase in one-to-four family residential and commercial loan demand.

Total liabilities increased $2.2 million, or 2.3%, to $97.0 million at March 31, 2017 from $94.8 million at December 31, 2016. The increase in liabilities was mainly due to the increase in deposits due to changes in local competition and favorable rates offered by WCF Financial Bank. Deposits increased $2.4 million, or 2.8%, to $89.5 million at March 31, 2017 compared to $87.1 million at December 31, 2016.

Stockholders' equity remained unchanged at $28.8 million at March 31, 2017 and December 31, 2016. Stockholders' equity includes $78,000 of net income during the three months ended March 31, 2017, a $14,000 increase in market value of securities available-for-sale, and $14,000 increase in the anticipated release of ESOP shares, offset by $120,000 in dividends paid on common stock at $0.05 per common share.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net income increased $11,000, or 16.4%, to $78,000 for the three months ended March 31, 2017, from $67,000 for the same period in 2016. Basic/diluted earnings per share were $0.03 for the three months ended March 31, 2017 and 2016. Total interest income increased $42,000, or 4.5%, to $967,000 for the 2017 quarter, compared to $925,000 for the 2016 quarter. The increase in total interest income was from organic loan growth, interest in taxable investment securities, and other interest-earning assets. Total interest expense remained unchanged at $164,000 for the three months ended March 31, 2017 and 2016 due to an increase in deposits offset by lower interest rates during the quarter.

Each quarter an analysis of allowance factors is completed; based on these factors, $18,000 provision for loan losses was recorded for the quarter ended March 31, 2017 compared to no provision for the quarter ended March 31, 2016. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased $25,000, or 3.3%, to $785,000 for the three months ended March 31, 2017, from $760,000 for the three months ended March 31, 2016.

Noninterest income increased $63,000, or 66.3%, to $158,000 for the three months ended March 31, 2017 from $95,000 for the same period in 2016. The increase was due to an increase in fees and service charges, increase in cash value of bank-owned life insurance, and other income offset by no gains from sales of securities available-for-sale for the three months ended March 31, 2017 compared to $15,000 for the three month period ended March 31, 2016. Fees and service charges increased $20,000, or 25.3%, to $99,000 for the three months ended March 31, 2017 compared to $79,000 for the quarter ended March 31, 2016. This increase was due to the evaluation of our fee structure and modifications of fee amounts. The increase in cash value of bank-owned life insurance of $42,000 for the three months ended March 31, 2017 compared to no cash value for the quarter ended March 31, 2016 due to the purchase of the bank-owned life insurance late in 2016. Other income increased $18,000, for the three months ended March 31, 2017 from no other income for the same period in 2016. This increase was mainly due to the profit on the sale of REO property and the sale of credit life and disability insurance on loans.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the three months ended March 31, 2017, noninterest expense increased $59,000, or 7.2% to $876,000, compared to $817,000, for the same three month period in 2016. Compensation and employee benefits increased $27,000, or 7.9%, to $369,000 for the three months ended March 31, 2017 compared to $342,000 the three month period ended March 31, 2016 due to the recording of ESOP compensation expenses for the anticipated release of shares and the dividends paid to the unreleased ESOP shares. Office property and equipment decreased $14,000, or 10.1%, to $124,000 for the three months ended March 31, 2017 compared to $138,000 for the quarter ended March 31, 2016 due to decreases in depreciation expense. Data processing services increased $6,000, or 5.9%, to $108,000 for the three months ended March 31, 2017 compared to $102,000 for the three month period ended March 31, 2016. This increase was due to additional services provided by our data processor. Federal insurance premiums decreased $9,000, or 52.9%, to $8,000 during the three months ended March 31, 2017 compared to $17,000 for the three months ended March 31, 2016, due to the change in calculation of the insurance premiums. Accounting, regulatory and professional fees increased $67,000, or 88.2%, to $143,000 in the first quarter of 2017 compared to $76,000 for the same quarter of 2016, due to additional auditing and legal services.

We recognized an income tax benefit of $10,000 for the three month period ended March 31, 2017 compared to an income tax benefit of $29,000 for the 2016 quarter.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting.
As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, subsequent to December 31, 2016, management identified a material weakness in financial reporting related to preventative and detective controls over loan file maintenance.  In addition, as part of this assessment it was noted that information systems administrator rights activities were not properly reviewed.  These items combined were determined to be a material weakness in internal controls over financial reporting.
In response to the identified material weaknesses, management has undertaken the following remediation procedures and other changes to internal controls:

•	Information systems administrator rights activities have been limited to specific identified individuals with administrator activity logs being reviewed by a non-administrator;

•	Management has implemented additional procedures to enhance the precision and formality of loan file maintenance reviews;

•	Loan extension and exception reports are submitted monthly for Board discussion and review. A new Regulation O policy is being reviewed by the Board for approval at the next meeting;

•
The organizational structure of the Bank has been revised and management is in the process of hiring a Chief Credit Officer to ensure a sound and compliant credit administration culture, including file maintenance procedures.

Management believes that these changes have remediated the material weakness in internal control over financial reporting that were identified in the Annual Report on Form 10-K for the Year Ended December 31, 2016. Additional changes will be implemented as determined necessary.
Changes in internal controls.
Other than as discussed above, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WCF BANCORP, INC.

Date: May 11, 2017	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: May 11, 2017	/s/ Kasie L. Doering
Kasie L. Doering
Chief Financial Officer