Form 10-Q
period 2017-06-30
WCF Bancorp, Inc.
filed 2017-08-10
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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
YES [   ]     NO [X]

As of August 10, 2017, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2017 (unaudited) and December 31, 2016

Assets	June 30, 2017	December 31, 2016
Cash and due from banks	$1,717,061	$1,716,578
Federal funds sold	2,180,000	1,306,000
Cash and cash equivalents	3,897,061	3,022,578
Time deposits in other financial institutions	5,036,473	5,037,068
Securities available-for-sale, at fair value	43,319,993	44,652,837
Loans receivable	62,210,430	61,063,501
Allowance for loan losses	(498,450)	(487,114)
Loans receivable, net	61,711,980	60,576,387
Federal Home Loan Bank (FHLB) stock, at cost	363,400	354,800
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,900,287	4,041,525
Deferred taxes on income	814,780	934,579
Income taxes receivable	50,239	60,839
Accrued interest receivable	391,407	422,949
Goodwill	55,148	55,148
Bank-owned life insurance	3,088,587	3,021,501
Prepaid expenses and other assets	1,412,183	1,319,636
Total assets	$124,189,038	$123,647,347
Liabilities and Stockholders' Equity
Deposits	$87,469,404	$87,089,680
FHLB advances	5,500,000	5,500,000
Advance payments by borrowers for taxes and insurance	552,140	492,133
Accrued interest payable	12,861	3,196
Accrued expenses and other liabilities	1,622,852	1,715,358
Total liabilities	95,157,257	94,800,367
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at June 30, 2017 and December 31, 2016	25,615	25,615
Additional paid-in capital	14,201,795	14,201,795
Retained earnings, substantially restricted	16,221,059	16,354,380
Accumulated other comprehensive income (loss)	(129,728)	(420,466)
Unearned ESOP Shares	(1,286,960)	(1,314,344)
Total stockholders' equity	29,031,781	28,846,980
Total liabilities and stockholders' equity	$124,189,038	$123,647,347

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$725,320	$726,902	$1,448,145	$1,447,540
Investment securities - taxable	153,198	89,835	305,449	171,159
Investment securities - tax exempt	70,839	103,223	143,345	211,452
Other interest earning assets	22,263	21,809	41,828	36,422
Total interest income	971,620	941,769	1,938,767	1,866,573
Interest expense:
Deposits	148,731	144,561	298,104	289,736
FHLB advances	15,248	19,174	30,098	38,398
Total interest expense	163,979	163,735	328,202	328,134
Net interest income	807,641	778,034	1,610,565	1,538,439
Provision for losses on loans	18,000	20,000	36,000	20,000
Net interest income after provision for losses on loans	789,641	758,034	1,574,565	1,518,439
Noninterest income:
Fees and service charges	117,703	105,205	216,769	184,198
Gains on sale of securities available-for-sale, net	—	—	—	15,247
Increase in cash value - bank-owned life insurance	25,531	—	67,086	—
Other income	19,119	17,135	36,819	17,495
Total noninterest income	162,353	122,340	320,674	216,940
Noninterest expense:
Compensation, payroll taxes, and employee benefits	391,128	329,178	759,930	646,746
Advertising	25,587	28,128	44,334	41,815
Office property and equipment	107,596	126,846	231,403	264,851
Federal insurance premiums	8,966	21,865	16,915	39,071
Data processing services	118,130	104,174	226,134	182,481
Charitable contributions	5,600	—	6,505	—
Other real estate expenses, net	4,477	249	6,691	2,961
Dues and subscriptions	7,868	16,572	16,394	31,477
Accounting, regulatory and professional fees	192,986	106,908	335,929	219,683
Debit card expenses	2,210	2,325	4,407	16,515
Other expenses	90,838	82,974	182,594	190,334
Total noninterest expense	955,386	819,219	1,831,236	1,635,934
Earnings (loss) before taxes on income	(3,392)	61,155	64,003	99,445
Tax benefit	(31,921)	(19,919)	(42,400)	(49,071)
Net income	$28,529	$81,074	$106,403	$148,516
Basic earnings per common share	$0.01	$0.03	$0.04	$0.06
Diluted earnings per common share	$0.01	$0.03	$0.04	$0.06

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$28,529	$81,074	$106,403	$148,516

Other comprehensive income:
Net change in unrealized gains or losses on securities	436,172	263,771	460,169	375,850
Reclassification adjustment for net gain realized in net income	—	—	—	(15,247)
Income tax expenses	(159,688)	(100,107)	(169,431)	(134,872)
Other comprehensive income	276,484	163,664	290,738	225,731
Comprehensive income	$305,013	$244,738	$397,141	$374,247

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$—	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	148,516	—	—	—	148,516
Other comprehensive income	—	—	—	—	225,731	—	225,731
Stock offering costs	—	(925,506)	—	—	—	—	(925,506)
Dividends paid on common stock, $0.06 per common share	—	—	(150,951)	—	—	—	(150,951)
Balance at June 30, 2016	$433,448	$8,708,387	$16,632,604	$—	$318,908	$(12,212,415)	$13,880,932

Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$—	$28,846,980
Net income	—	—	106,403	—	—	—	106,403
Other comprehensive income	—	—	—	—	290,738	—	290,738
Release of ESOP Shares	—	—	—	27,384	—	—	27,384
Dividends paid on common stock, $0.10 per common share	—	—	(239,724)	—	—	—	(239,724)
Balance at June 30, 2017	$25,615	$14,201,795	$16,221,059	$(1,286,960)	$(129,728)	$—	$29,031,781

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$106,403	$148,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	417,789	382,722
Provision for losses on loans	36,000	20,000
ESOP expenses	27,384	—
Deferred taxes on income	(49,632)	(85,000)
Gain on sales of securities	—	(15,247)
Gain on sales of one-to-four family residential loans	(6,169)	(10,159)
Proceeds from sales of one-to-four family residential loans	271,296	847,000
Originations of one-to-four family residential loans	(265,127)	(836,841)
Gain on sale of other real estate owned	(7,995)	—
Increase in cash value of bank-owned life insurance	(67,086)	—
Change in:
Accrued interest receivable	31,542	(1,859)
Prepaid expenses and other assets	(112,290)	(68,805)
Advance payments by borrowers for taxes and insurance	60,007	25,753
Accrued interest payable	9,665	2,674
Accrued expenses and other liabilities	(92,506)	(91,939)
Income tax receivable	10,600	(64,788)
Net cash provided by (used in) operating activities	369,881	252,027
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	2,948,595	1,600,111
Purchase of time deposits in other financial institutions	(2,948,000)	(1,715,000)
Proceeds from calls and maturities of investment securities available-for-sale	3,646,681	2,668,141
Proceeds from sale of investment securities available-for-sale	—	7,291,396
Purchase of investment securities available-for-sale	(2,127,370)	(12,100,079)
Net change in loans receivable	(1,143,855)	(1,457,437)
Net change in FHLB stock	(8,600)	37,900
Purchase of office property and equipment	(2,849)	(32,911)
Net cash provided by (used in) investing activities	364,602	(3,707,879)
Cash flows from financing activities:
Net change in deposits	379,724	27,203,311
Net change in FHLB advances	—	(1,000,000)
Dividends paid	(239,724)	(150,951)
Stock offering costs	—	(925,506)
Net cash provided by (used in) financing activities	140,000	25,126,854
Net increase in cash and cash equivalents	874,483	21,671,002
Cash and cash equivalents at beginning of year	3,022,578	8,866,561
Cash and cash equivalents at end of quarter	$3,897,061	$30,537,563
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$318,537	$325,460
Taxes on income	—	13,367
Noncash investing activities:
Transfers to other real estate owned from loans	39,357	32,611
Loans to finance the sale of other real estate owned	67,095	—

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
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were no net realized gains for the three months ended June 30, 2017 and 2016, respectively and no net realized gains for the six months ended June 30, 2017 and $15,247 of net realized gains for the six months ended June 30, 2016.
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
Delinquencies are determined based on the payment terms of the individual loan agreements. The accrual of interest on past due and other impaired loans is generally discontinued at 90 days past due or when, in the opinion of management, the borrower may be unable to make all payments pursuant to contractual terms.  Unless considered collectible, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, if accrued in the current year, or charged to the allowance for loan losses, if accrued in the prior year.  Generally, all payments received while a loan is on nonaccrual status are applied to the principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Regulatory Environment

The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At June 30, 2017 and December 31, 2016, capital levels exceeded minimum capital requirements (see note 6).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the six months ended June 30, 2017 and 2016 is presented below.

	As of and For the
	Six Months Ended June 30,
	2017	2016
Current assets	$143,100	$125,170
Long-term assets	1,713,871	1,741,202
Current liabilities	77,280	67,892
Total equity	1,779,691	1,798,480
Total revenue	414,080	422,714
Net income	60,751	97,818
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$28,529	$81,074	$106,403	$148,516

Weighted average common shares outstanding and diluted common shares outstanding (1)	2,404,096	2,449,923	2,404,096	2,449,923

Basic earnings per common share	$0.01	$0.03	$0.04	$0.06
Diluted earnings per common share	$0.01	$0.03	$0.04	$0.06

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At June 30, 2017 there were 6,845 allocated shares and 164,293 unallocated shares.   The fair value of unallocated ESOP shares at June 30, 2017 was approximately $1,684,000.

Subsequent Events
On July 21, 2017, the board of directors declared a $0.05 per share cash dividend payable on August 22, 2017 to shareholders of record as of August 7, 2017.

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

(2)	Securities Available-for-Sale
Securities available-for-sale at June 30, 2017 and December 31, 2016 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2017:
U.S. agency securities	$249,729	$—	$5,888	$243,841
Mortgage-backed securities*	30,673,832	7,055	350,164	30,330,723
Municipal bonds	12,102,888	199,178	54,767	12,247,299
Corporate bonds	500,000	—	1,870	498,130
	$43,526,449	$206,233	$412,689	$43,319,993
December 31, 2016:
U.S. agency securities	$249,667	$—	$6,602	$243,065
Mortgage-backed securities*	31,884,681	3,206	491,081	31,396,806
Municipal bonds	12,685,114	68,278	239,306	12,514,086
Corporate bonds	500,000	—	1,120	498,880
	$45,319,462	$71,484	$738,109	$44,652,837

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at June 30, 2017 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Amortized cost	Fair value
Due in one year or less	$200,000	$200,672
Due after one year through five years	2,153,830	2,175,817
Due after five years, but less than ten years	6,364,619	6,518,915
Due after ten years	3,634,168	3,595,736
	12,352,617	12,491,140
Mortgage-backed securities	30,673,832	30,330,723
Corporate bonds	500,000	498,130
	$43,526,449	$43,319,993

The details of the sales of investment securities for the three and six months ended June 30, 2017 and 2016 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$150,000	$—	$7,291,396
Gross gains on sales	—	—	—	50,200
Gross losses on sales	—	—	—	34,953
At June 30, 2017 and December 31, 2016, accrued interest receivable for securities available-for-sale totaled $189,087 and $196,227, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,841	$5,888	$—	$—	$243,841	$5,888
Mortgage-backed securities	23,476,314	280,552	5,130,312	69,612	28,606,626	350,164
Municipal bonds	4,200,324	54,767	—	—	4,200,324	54,767
Corporate bonds	498,130	1,870	—	—	498,130	1,870
Total	$28,418,609	$343,077	$5,130,312	$69,612	$33,548,921	$412,689

	December 31, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,065	$6,602	$—	$—	$243,065	$6,602
Mortgage-backed securities	23,646,101	404,287	5,401,593	86,794	29,047,694	491,081
Municipal bonds	8,798,581	239,306	—	—	8,798,581	239,306
Corporate bonds	498,880	1,120	—	—	498,880	1,120
Total	$33,186,627	$651,315	$5,401,593	$86,794	$38,588,220	$738,109
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued

satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of June 30, 2017 and December 31, 2016.

(3)	Loans Receivable
At June 30, 2017 and December 31, 2016, loans receivable consisted of the following segments:

	June 30, 2017	December 31, 2016
Loans:
One-to-four family residential	$47,981,641	$47,315,025
Non-owner occupied one-to-four family residential	3,864,581	3,650,171
Commercial real estate	3,935,807	3,596,717
Consumer	6,511,028	6,604,757
Total loans receivable	62,293,057	61,166,670
Discounts on loans purchased	(42,607)	(56,707)
Deferred loan costs (fees)	(40,020)	(46,462)
Allowance for loan losses	(498,450)	(487,114)
	$61,711,980	$60,576,387
Accrued interest receivable on loans receivable was $202,320 and $226,722 at June 30, 2017 and December 31, 2016, respectively.
The loan portfolio included approximately $43.3 million of fixed rate loans as of June 30, 2017 and $43.1 million as of December 31, 2016. The loan portfolio also included approximately $19.0 million and $18.1 million of variable rate loans as of June 30, 2017 and December 31, 2016, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	326,526	30,350	38,453	103,121	498,450
Total	$326,526	$30,350	$38,453	$103,121	$498,450

Loans receivable:
Individually evaluated for impairment	$—	$—	$285,038	$—	$285,038
Collectively evaluated for impairment	47,981,641	3,864,581	3,650,769	6,511,028	62,008,019
Total	$47,981,641	$3,864,581	$3,935,807	$6,511,028	$62,293,057

	December 31, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319,849	28,231	37,135	101,899	487,114
Total	$319,849	$28,231	$37,135	$101,899	$487,114

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	47,315,025	3,650,171	3,299,179	6,604,757	60,869,132
Total	$47,315,025	$3,650,171	$3,596,717	$6,604,757	$61,166,670

Activity in the allowance for loan losses by segment for the three and six months ended June 30, 2017 and 2016 is summarized in the following tables:

	Three months ended June 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$331,736	$6,135	$133	$792		$326,526
Non-owner occupied one-to-four family residential	28,696	—	—	1,654		30,350
Commercial real estate	40,799	—	—	(2,346)	*	38,453
Consumer	99,144	13,923		17,900		103,121
Total	$500,375	$20,058	$133	$18,000		$498,450

	Three months ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$344,708	$5,610	$—	$27,959		$367,057
Non-owner occupied one-to-four family residential	45,125	—	—	(13,162)	*	31,963
Commercial real estate	35,961	—	—	(5,652)	*	30,309
Consumer	75,771	—	300	10,855		86,926
Total	$501,565	$5,610	$300	$20,000		$516,255

	Six Months Ended June 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$319,849	$10,945	$133	$17,489		$326,526
Non-owner occupied one-to-four family residential	28,231	—	—	2,119		30,350
Commercial real estate	37,135	—	—	1,318		38,453
Consumer	101,899	13,923	71	15,074		103,121
Total	$487,114	$24,868	$204	$36,000		$498,450

	Six Months Ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$366,858	$5,610	$—	$5,809		$367,057
Non-owner occupied one-to-four family residential	44,510	—	—	(12,547)	*	31,963
Commercial real estate	32,443	—	—	(2,134)	*	30,309
Consumer	61,367	3,613	300	28,872		86,926
Total	$505,178	$9,223	$300	$20,000		$516,255

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first six months of 2017.

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
The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
June 30, 2017:
Loans
One-to-four family residential	$46,328,899	$1,432,800	$219,942	$—	$47,981,641
Non-owner occupied one-to-four family residential	3,490,936	373,645	—	—	3,864,581
Commercial real estate	3,368,985	259,066	307,756	—	3,935,807
Consumer	6,348,718	152,772	9,538	—	6,511,028
Total	$59,537,538	$2,218,283	$537,236	$—	$62,293,057

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2016:
Loans
One-to-four family residential	$45,851,480	$978,513	$485,032	$—	$47,315,025
Non-owner occupied one-to-four family residential	3,299,494	36,298	314,379	—	3,650,171
Commercial real estate	3,009,623	289,556	297,538	—	3,596,717
Consumer	6,324,360	270,478	9,919	—	6,604,757
Total	$58,484,957	$1,574,845	$1,106,868	$—	$61,166,670
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
The Company had one impaired loan as of June 30, 2017 and December 31, 2016. No interest income was recorded on impaired loans during 2017 or 2016.

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
The following tables set forth the composition of the Company’s past-due loans at June 30, 2017 and December 31, 2016.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
June 30, 2017:
Loans
One-to-four family residential	$634,143	$227,821	$219,943	$1,081,907	$46,899,734	$47,981,641	$51,140
Non-owner occupied one-to-four family residential	28,101	—	—	28,101	3,836,480	3,864,581	—
Commercial real estate	—	—	285,038	285,038	3,650,769	3,935,807	—
Consumer	115,260	1,832	5,898	122,990	6,388,038	6,511,028	5,898
Total	$777,504	$229,653	$510,879	$1,518,036	$60,775,021	$62,293,057	$57,038

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2016:
Loans
One-to-four family residential	$706,135	$272,378	$258,009	$1,236,522	$46,078,503	$47,315,025	$193,251
Non-owner occupied one-to-four family residential	—	36,298	56,639	92,937	3,557,234	3,650,171	56,639
Commercial real estate	27,143	—	297,538	324,681	3,272,036	3,596,717	—
Consumer	190,455	80,023	1,365	271,843	6,332,914	6,604,757	1,365
Total	$923,733	$388,699	$613,551	$1,925,983	$59,240,687	$61,166,670	$251,255

The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Loans
One-to-four family residential	$168,802	$291,779
Non-owner occupied one-to-four family residential	—	314,380
Commercial real estate	285,038	297,538
Consumer	—	8,554
Total	$453,840	$912,251

(4)	Deposits
At June 30, 2017 and December 31, 2016, deposits are summarized as follows:

	June 30, 2017	December 31, 2016
Statement savings	$14,625,100	$12,031,554
Money market plus	11,010,640	11,169,038
NOW	18,623,859	18,489,727
Certificates of deposit	43,209,805	45,399,361
	$87,469,404	$87,089,680

Included in the NOW accounts were approximately $4.7 million and $4.8 million of non-interest bearing deposits as of June 30, 2017 and December 31, 2016, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	June 30, 2017
	Federal	State	Total
Current	$5,182	$2,050	$7,232
Deferred	(50,632)	1,000	(49,632)
	$(45,450)	$3,050	$(42,400)

	June 30, 2016
	Federal	State	Total
Current	$31,298	$4,631	$35,929
Deferred	(84,000)	(1,000)	(85,000)
	$(52,702)	$3,631	$(49,071)

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars:

	June 30, 2017	June 30, 2016
Federal tax at statutory rate	$21,761	$33,811
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	2,013	2,360
Tax-exempt income	(43,749)	(66,277)
Bank-owned life insurance	(22,809)	—
Valuation allowance	13,000	—
Other	(12,616)	(18,965)
	$(42,400)	$(49,071)

Federal income tax expense for the periods ended June 30, 2017 and December 31, 2016 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2017 and December 31, 2016 are presented below:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Deferred directors’ fees	$322,000	$338,000
Allowance for loan losses	187,000	182,000
Net operating loss carryforward	169,000	138,000
AMT credit	48,289	35,000
Charitable contribution	88,000	86,000
Professional fees	76,000	77,000
Securities available-for-sale	76,728	246,159
Fixed assets	29,000	—
Other	20,763	28,420
Gross deferred tax assets	1,016,780	1,130,579
Valuation allowance	(119,000)	(106,000)
Net deferred tax assets	897,780	1,024,579
Deferred tax liabilities:
Prepaid expenses	(21,000)	(21,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	—	(6,000)
Intangible assets	(24,000)	(25,000)
Gross deferred tax liabilities	(83,000)	(90,000)
Net deferred tax assets	$814,780	$934,579

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at June 30, 2017 and December 31, 2016, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires if not used by 2020.

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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at June 30, 2017 and December 31, 2016, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three and six months ended June 30, 2017 and 2016.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of June 30, 2017 and December 31, 2016.

The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of June 30, 2017 and December 31, 2016 (dollars in thousands).

	June 30, 2017
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,074	23.40%	$4,978	4.00%	N/A	N/A
WCF Financial Bank	19,171	16.10	4,759	4.00	$5,949	5.00%

Common equity tier 1:
Consolidated	29,074	54.80	3,049	5.75	3,447	6.50
WCF Financial Bank	19,171	37.20	2,960	5.75	3,346	6.50

Risk-based capital:
Consolidated	29,573	55.80	4,906	9.25	5,303	10.00
WCF Financial Bank	19,670	38.20	4,761	9.25	5,147	10.00

Tier 1 risk-based capital:
Consolidated	29,074	54.80	3,845	7.25	4,243	8.00
WCF Financial Bank	19,171	37.20	3,732	7.25	4,118	8.00

	December 31, 2016
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,192	24.30%	$4,812	4.00%	N/A	N/A
WCF Financial Bank	18,993	16.00	4,753	4.00	$5,941	5.00%

Common equity tier 1:
Consolidated	29,192	55.30	2,706	5.13	3,432	6.50
WCF Financial Bank	18,993	36.80	2,648	5.13	3,359	6.50

Risk-based capital:
Consolidated	29,679	56.20	4,554	8.63	5,280	10.00
WCF Financial Bank	19,480	37.70	4,457	8.63	5,167	10.00

Tier 1 risk-based capital:
Consolidated	29,192	55.30	3,498	6.63	4,224	8.00
WCF Financial Bank	18,993	36.80	3,423	6.63	4,134	8.00

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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of June 30, 2017, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend in each of the first two quarters ended June 30, 2017. In the first quarter of 2016, the Company declared and paid a $0.06 dividend but did not declare or pay a dividend during the second quarter of 2016. Per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one).
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
FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
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

The following tables summarize financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	June 30, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,841	$—	$243,841
Mortgage-backed securities	—	30,330,723	—	30,330,723
Municipal bonds	—	12,247,299	—	12,247,299
Corporate bonds	—	498,130	—	498,130
Total	$—	$43,319,993	$—	$43,319,993

	December 31, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,065	$—	$243,065
Mortgage-backed securities	—	31,396,806	—	31,396,806
Municipal bonds	—	12,514,086	—	12,514,086
Corporate bonds	—	498,880	—	498,880
Total	$—	$44,652,837	$—	$44,652,837

There have been no changes in valuation methodologies at June 30, 2017 compared to December 31, 2016 and there were no transfers between levels during the periods ended June 30, 2017 and December 31, 2016.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of June 30, 2017 and December 31, 2016, the Company did not have any material assets measured at fair value on a nonrecurring basis.

The estimated fair values of Company’s financial instruments (as described in note 1) at June 30, 2017 and December 31, 2016 were as follows:

		June 30, 2017		December 31, 2016
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$1,717,061	$1,717,061	$1,716,578	$1,716,578
Federal funds sold	Level 1	2,180,000	2,180,000	1,306,000	1,306,000
Time deposits in other
financial institutions	Level 1	5,036,473	5,036,473	5,037,068	5,037,068
Securities available-for-sale	See previous table	43,319,993	43,319,993	44,652,837	44,652,837
Loans receivable, net	Level 2 (1)	61,711,980	62,427,839	60,576,387	61,896,952
FHLB stock	Level 1	363,400	363,400	354,800	354,800
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	391,407	391,407	422,949	422,949
Financial liabilities:
Deposits	Level 2	87,469,404	82,651,404	87,089,680	83,357,680
FHLB advances	Level 2	5,500,000	5,500,000	5,500,000	5,504,950
Accrued interest payable	Level 1	12,861	12,861	3,196	3,196

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $305,000 and $360,000 as of June 30, 2017 and December 31, 2016, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 5.50%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Unrealized holding (losses) gains on securities available-for-sale	$(206,456)	$(666,625)
Tax impact	76,728	246,159
	$(129,728)	$(420,466)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2017 and the results of operations for three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $0.6 million, or 0.5%, to $124.2 million at June 30, 2017 from $123.6 million at December 31, 2016. The increase was primarily due to an increase in federal funds sold of $0.9 million, or 69.2%, to $2.2 million at June 30, 2017 from $1.3 million, at December 31, 2016. This increase was due to the increase in deposits and called securities being held in federal funds sold. Cash and due from banks remained unchanged at $1.7 million at June 30, 2017 and December 31, 2016. Investment securities available-for-sale decreased $1.4 million, or 3.1%, to $43.3 million at June 30, 2017 from $44.7 million at December 31, 2016. The decrease in investment securities available-for-sale was due to the calling of municipal securities and the paydown of principal on mortgage-backed securities. Net loans receivable increased $1.1 million, or 1.8%, to $61.7 million at June 30, 2017 from $60.6 million at December 31, 2016. The increase in net loans receivable was due to an increase in one-to-four family residential and commercial loan demand.

Total liabilities increased $0.4 million, or 0.4%, to $95.2 million at June 30, 2017 from $94.8 million at December 31, 2016. The increase in liabilities was mainly due to the increase in deposits due to changes in local competition and favorable rates offered by WCF Financial Bank. Deposits increased $0.4 million, or 0.4%, to $87.5 million at June 30, 2017 compared to $87.1 million at December 31, 2016.

Stockholders' equity remained unchanged at $29.0 million at June 30, 2017 and December 31, 2016. Stockholders' equity includes approximately $106,000 of net income during the six months ended June 30, 2017, an approximate $291,000 increase in market value of securities available-for-sale, net of income taxes, and approximately $27,000 increase in the anticipated release of ESOP shares, offset by approximately $240,000 in dividends paid on common stock at $0.05 per common share each of the first two quarters.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

Net income decreased approximately $52,000, or 64.2%, to approximately $29,000 for the three months ended June 30, 2017, from approximately $81,000 for the same period in 2016. Basic/diluted earnings per share were $0.01 and $0.03 for the three months ended June 30, 2017 and 2016, respectively. Total interest income increased approximately $30,000, or 3.2%, to approximately $972,000 for the 2017 quarter, compared to approximately $942,000 for the 2016 quarter. The increase in total interest income was primarily attributable to interest in taxable investment securities. Total interest expense remained unchanged at approximately $164,000 for the three months ended June 30, 2017 and 2016 due to an increase in deposits offset by lower interest rates during the quarter.

Each quarter an analysis of allowance factors is completed. Based on these factors, $18,000 provision for loan losses was recorded for the quarter ended June 30, 2017 compared to $20,000 provision for the quarter ended June 30, 2016. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased approximately $32,000, or 4.2%, to approximately $790,000 for the three months ended June 30, 2017, from approximately $758,000 for the three months ended June 30, 2016.

Noninterest income increased approximately $40,000, or 32.8%, to approximately $162,000 for the three months ended June 30, 2017 from approximately $122,000 for the same period in 2016. The increase was due to an increase in fees and service charges, increase in cash value of bank-owned life insurance, and other income. Fees and service charges increased approximately $13,000, or 12.4%, to approximately$118,000 for the three months ended June 30, 2017 compared to approximately $105,000 for the quarter ended June 30, 2016. This increase was due to the evaluation of our fee structure and modifications of fee amounts. The increase in cash value of bank-owned life insurance of approximately $26,000 for the three months ended June 30, 2017 compared to no cash value for the quarter ended June 30, 2016 was due to the purchase of bank-owned life insurance late in 2016. Other income increased approximately $2,000, or 11.8%, to approximately $19,000 for the three months ended June 30, 2017 from approximately $17,000 for the same period in 2016. This increase was mainly due to the sale of credit life and disability insurance on loans.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the three months ended June 30, 2017, noninterest expense increased approximately $136,000, or 16.6%, to approximately $955,000 compared to approximately$819,000, for the same three month period in 2016. Compensation and employee benefits increased approximately $62,000, or 18.8%, to approximately $391,000 for the three months ended June 30, 2017 compared to approximately $329,000 for the three months ended June 30, 2016 due to the recording of ESOP compensation expenses for the anticipated release of shares, the dividends paid to the unreleased ESOP shares, and the payment of accrued benefits due to changes in staffing. Office property and equipment decreased approximately $19,000, or 15.0%, to approximately $108,000 for the three months ended June 30, 2017 compared to approximately $127,000 for the quarter ended June 30, 2016 due to decreases in depreciation expense. Data processing services increased approximately $14,000, or 13.5%, to approximately $118,000 for the three months ended June 30, 2017 compared to approximately $104,000 for the three month period ended June 30, 2016. This increase was due to additional services provided by our data processor. Federal insurance premiums decreased approximately $13,000, or 59.1%, to approximately $9,000 during the three months ended June 30, 2017 compared to approximately $22,000 for the three months ended June 30, 2016, due to the change in calculation of the insurance premiums. Accounting, regulatory and professional fees increased approximately $86,000, or 80.4%, to approximately $193,000 in the second quarter of 2017 compared to approximately $107,000 for the same quarter of 2016, due to additional auditing and legal services.

We recognized an income tax benefit of approximately $32,000 for the three month period ended June 30, 2017 compared to an income tax benefit of approximately $20,000 for the 2016 quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

Net income decreased approximately $42,000, or 28.9%, to approximately $106,000 for the six months ended June 30, 2017, from approximately $149,000 for the same period in 2016. Basic/diluted earnings per share were $0.04 and $0.06 for the six months ended June 30, 2017 and 2016, respectively. Total interest income increased approximately $72,000, or 3.9%, to approximately $1.94 million for the six months ended June 30, 2017, compared to approximately $1.87 million for the six months ended June 30, 2016. The increase in total interest income was from organic loan growth, interest in taxable investment securities, and other interest-earning assets. Total interest expense remained unchanged at approximately $328,000 for the six months ended June 30, 2017 and 2016 due to an increase in deposits offset by lower interest rates.

Each quarter an analysis of allowance factors is completed. Based on these factors, $36,000 provision for loan losses was recorded for the six months ended June 30, 2017 compared to a $20,000 provision for the six months ended June 30, 2016. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased approximately $56,000, or 3.7%, to approximately $1.6 million for the six months ended June 30, 2017, from approximately $1.5 million for the six months ended June 30, 2016.

Noninterest income increased approximately $104,000, or 47.9%, to approximately $321,000 for the six months ended June 30, 2017 from approximately $217,000 for the same period in 2016. The increase was due to an increase in fees and service charges, increase in cash value of bank-owned life insurance, and other income offset by no gains from sales of securities available-for-sale for the six months ended June 30, 2017 compared to approximately $15,000 for the six months ended June 30, 2016. Fees and service charges increased approximately $33,000, or 17.9%, to approximately $217,000 for the six months ended June 30, 2017 compared to approximately $184,000 for the six months ended June 30, 2016. This increase was due to the evaluation of our fee structure and modifications of fee amounts. The increase in cash value of bank-owned life insurance of approximately $67,000 for the six months ended June 30, 2017 compared to no cash value for the six months ended June 30, 2016 was due to the purchase of bank-owned life insurance late in 2016. Other income increased approximately $20,000, or 117.6%, to approximately $37,000 for the six months ended June 30, 2017 from approximately $17,000 other income for the same period in 2016. This increase was mainly due to the profit on the sale of REO property and the sale of credit life and disability insurance on loans.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the six months ended June 30, 2017, noninterest expense increased approximately $195,000, or 12.2%, to approximately $1.8 million compared to approximately $1.6 million for the same six month period in 2016. Compensation and employee benefits increased approximately $113,000, or 17.5%, to approximately $760,000 for the six months ended June 30, 2017 compared to approximately $647,000 for the six months ended June 30, 2016 due to the recording of ESOP compensation expenses for the anticipated release of shares, the dividends paid to the unreleased ESOP shares, and the payment of accrued benefits due to changes in staffing. Office property and equipment decreased approximately $34,000, or 12.8%, to approximately $231,000 for the six months ended June 30, 2017 compared to approximately $265,000 for the six months ended June 30, 2016 due to decreases in depreciation expense. Data processing services increased approximately $44,000, or 24.2%, to approximately $226,000 for the six months ended June 30, 2017 compared to approximately $182,000 for the six months ended June 30, 2016. This increase was due to additional services provided by our data processor. Federal insurance premiums decreased approximately $22,000, or 56.4%, to approximately $17,000 during the six months ended June 30, 2017 compared to approximately $39,000 for the six months ended June 30, 2016, due to the change in calculation of the insurance premiums. Accounting, regulatory and professional fees increased approximately $116,000, or 52.7%, to approximately $336,000 in the six months ended June 30, 2017 compared to approximately $220,000 for the six months ended June 30, 2016, due to additional auditing and legal services.

We recognized an income tax benefit of approximately $42,000 for the six months ended June 30, 2017 compared to an income tax benefit of approximately $49,000 for the six months ended June 30, 2016.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in internal controls.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WCF BANCORP, INC.

Date: August 10, 2017	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: August 10, 2017	/s/ Kasie L. Doering
Kasie L. Doering
Chief Financial Officer