Form 10-Q
period 2017-09-30
WCF Bancorp, Inc.
filed 2017-11-09
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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
YES [   ]     NO [X]

As of November 9, 2017, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2017 (unaudited) and December 31, 2016

Assets	September 30, 2017	December 31, 2016
Cash and due from banks	$4,171,094	$1,716,578
Federal funds sold	715,000	1,306,000
Cash and cash equivalents	4,886,094	3,022,578
Time deposits in other financial institutions	4,791,175	5,037,068
Securities available-for-sale, at fair value	40,900,127	44,652,837
Loans receivable	59,356,861	61,063,501
Allowance for loan losses	(516,319)	(487,114)
Loans receivable, net	58,840,542	60,576,387
Federal Home Loan Bank (FHLB) stock, at cost	243,400	354,800
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,829,949	4,041,525
Deferred taxes on income	834,083	934,579
Income taxes receivable	52,020	60,839
Accrued interest receivable	405,920	422,949
Goodwill	55,148	55,148
Bank-owned life insurance	3,114,479	3,021,501
Prepaid expenses and other assets	1,297,108	1,319,636
Total assets	$119,397,545	$123,647,347
Liabilities and Stockholders' Equity
Deposits	$85,402,719	$87,089,680
FHLB advances	2,500,000	5,500,000
Advance payments by borrowers for taxes and insurance	813,699	492,133
Accrued interest payable	93,681	3,196
Accrued expenses and other liabilities	1,615,949	1,715,358
Total liabilities	90,426,048	94,800,367
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at September 30, 2017 and December 31, 2016	25,615	25,615
Additional paid-in capital	14,201,795	14,201,795
Retained earnings, substantially restricted	16,152,630	16,354,380
Accumulated other comprehensive income (loss)	(135,275)	(420,466)
Unearned ESOP Shares	(1,273,268)	(1,314,344)
Total stockholders' equity	28,971,497	28,846,980
Total liabilities and stockholders' equity	$119,397,545	$123,647,347

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$718,780	$735,492	$2,166,925	$2,183,032
Investment securities - taxable	136,758	103,028	442,207	274,187
Investment securities - tax exempt	67,508	89,981	210,853	301,433
Other interest earning assets	27,338	33,182	69,166	69,604
Total interest income	950,384	961,683	2,889,151	2,828,256
Interest expense:
Deposits	144,803	142,548	442,907	432,284
FHLB advances	9,562	15,647	39,660	54,045
Total interest expense	154,365	158,195	482,567	486,329
Net interest income	796,019	803,488	2,406,584	2,341,927
Provision for losses on loans	18,000	—	54,000	20,000
Net interest income after provision for losses on loans	778,019	803,488	2,352,584	2,321,927
Noninterest income:
Fees and service charges	115,125	102,103	331,894	286,301
Gains on sale of securities available-for-sale, net	—	99,853	—	115,100
Increase in cash value - bank-owned life insurance	25,891	—	92,978	—
Other income	19,596	26,582	56,414	44,077
Total noninterest income	160,612	228,538	481,286	445,478
Noninterest expense:
Compensation, payroll taxes, and employee benefits	393,647	334,542	1,153,577	981,288
Advertising	20,433	20,992	64,767	62,807
Office property and equipment	107,749	136,304	339,152	401,155
Federal insurance premiums	8,771	21,012	25,686	60,083
Data processing services	116,517	122,361	342,651	304,842
Charitable contributions	—	5,946	5,955	5,946
Other real estate expenses, net	11,400	1,956	18,091	4,917
Dues and subscriptions	9,487	10,142	25,881	41,619
Accounting, regulatory and professional fees	149,674	142,664	485,603	362,347
Debit card expenses	1,095	2,987	5,501	19,502
Other expenses	86,320	82,552	269,466	272,886
Total noninterest expense	905,093	881,458	2,736,330	2,517,392
Earnings before taxes on income	33,538	150,568	97,540	250,013
Tax (benefit) expense	(17,896)	82,100	(60,297)	33,015
Net income	$51,434	$68,468	$157,837	$216,998
Basic earnings per common share	$0.02	$0.03	$0.07	$0.09
Diluted earnings per common share	$0.02	$0.03	$0.07	$0.09

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$51,434	$68,468	$157,837	$216,998

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities	(8,795)	(152,662)	451,373	223,178
Reclassification adjustment for net gain realized in net income	—	(99,853)	—	(115,100)
Income tax (expense) benefit	3,248	89,471	(166,182)	(45,391)
Other comprehensive income (loss)	(5,547)	(163,044)	285,191	62,687
Comprehensive income (loss)	$45,887	$(94,576)	$443,028	$279,685

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$—	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	216,998	—	—	—	216,998
Other comprehensive income	—	—	—	—	62,687	—	62,687
Stock offering costs	(407,816)	4,562,341	—	(1,369,104)	—	12,212,415	14,997,836
Dividends paid on common stock, $0.10 per common share	—	—	(279,109)	—	—	—	(279,109)
Balance at September 30, 2016	$25,632	$14,196,234	$16,572,928	$(1,369,104)	$155,864	$—	$29,581,554

Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$—	$28,846,980
Net income	—	—	157,837	—	—	—	157,837
Other comprehensive income	—	—	—	—	285,191	—	285,191
Release of ESOP Shares	—	—	—	41,076	—	—	41,076
Dividends paid on common stock, $0.15 per common share	—	—	(359,587)	—	—	—	(359,587)
Balance at September 30, 2017	$25,615	$14,201,795	$16,152,630	$(1,273,268)	$(135,275)	$—	$28,971,497

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$157,837	$216,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	627,183	599,913
Provision for losses on loans	54,000	20,000
ESOP expenses	41,076	—
Deferred taxes on income	(65,687)	(116,712)
Gain on sales of securities	—	(115,100)
Gain on sales of one-to-four family residential loans	(11,560)	(12,310)
Proceeds from sales of one-to-four family residential loans	861,560	1,189,200
Originations of one-to-four family residential loans	(850,300)	(1,176,890)
Gain on sale of other real estate owned	(9,995)	—
Increase in cash value of bank-owned life insurance	(92,978)	—
Change in:
Accrued interest receivable	17,029	(15,962)
Prepaid expenses and other assets	20,206	(137,653)
Advance payments by borrowers for taxes and insurance	321,566	(213,948)
Accrued interest payable	90,485	82,905
Accrued expenses and other liabilities	(99,409)	2,125,621
Income tax receivable	8,819	(34,457)
Net cash provided by (used in) operating activities	1,069,832	2,411,605
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	5,398,893	3,315,111
Purchase of time deposits in other financial institutions	(5,153,000)	(5,406,168)
Proceeds from calls and maturities of investment securities available-for-sale	5,920,463	3,988,949
Proceeds from sale of investment securities available-for-sale	—	12,083,059
Purchase of investment securities available-for-sale	(2,127,431)	(23,855,716)
Net change in loans receivable	1,694,462	(1,968,750)
Net change in FHLB stock	111,400	157,900
Purchase of office property and equipment	(4,555)	(79,108)
Net cash provided by (used in) investing activities	5,840,232	(11,764,723)
Cash flows from financing activities:
Net change in deposits	(1,686,961)	(1,856,774)
Net change in FHLB advances	(3,000,000)	(4,000,000)
Stock sale proceeds	—	15,744,744
Merger of WCF MHC into WCF Bancorp, Inc.	—	862,549
Dividends paid	(359,587)	(279,109)
Stock offering costs	—	(1,609,457)
Net cash provided by (used in) financing activities	(5,046,548)	8,861,953
Net increase (decrease) in cash and cash equivalents	1,863,516	(491,165)
Cash and cash equivalents at beginning of year	3,022,578	8,866,561
Cash and cash equivalents at end of quarter	$4,886,094	$8,375,396
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$392,082	$245,229
Taxes on income	—	116,726
Noncash investing activities:
Transfers to other real estate owned from loans	60,778	49,500
Loans to finance the sale of other real estate owned	73,095	—

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
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were no net realized gains for the three months ended September 30, 2017 and $99,853 of net realized gains for the three months ended September 30, 2016. There were no net realized gains for the nine months ended September 30, 2017 and $115,100 of net realized gains for the nine months ended September 30, 2016.
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

Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At September 30, 2017 and December 31, 2016, capital levels exceeded minimum capital requirements (see note 6).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the nine months ended September 30, 2017 and 2016 is presented below.

	As of and For the
	Nine Months Ended September 30,
	2017	2016
Current assets	$89,759	$162,802
Long-term assets	1,695,397	1,750,950
Current liabilities	29,746	57,880
Total equity	1,755,410	1,855,872
Total revenue	685,085	709,963
Net income	116,469	215,450
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$51,434	$68,468	$157,837	$216,998

Weighted average common shares outstanding and diluted common shares outstanding (1)	2,404,096	2,435,221	2,404,096	2,435,221

Basic earnings per common share	$0.02	$0.03	$0.07	$0.09
Diluted earnings per common share	$0.02	$0.03	$0.07	$0.09

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

Employee Stock Ownership Plan
The Company established the ESOP on July 13, 2016 in connection with its common stock offering. In conjunction with the second-step conversion described in Note 1, the ESOP purchased 171,138 shares at $8.00 per share. To fund the purchase, the ESOP borrowed $1.4 million from the Company at a variable rate equal to the Prime Rate published in The Wall Street Journal, to be repaid on prorata basis in 25 substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At September 30, 2017 there were 6,845 allocated shares and 164,293 unallocated shares.   The fair value of unallocated ESOP shares at September 30, 2017 was approximately $1,569,000.

Subsequent Events
On October 27, 2017, the board of directors declared a $0.05 per share cash dividend payable on November 22, 2017 to shareholders of record as of November 7, 2017.

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

(2)	Securities Available-for-Sale
Securities available-for-sale at September 30, 2017 and December 31, 2016 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2017:
U.S. agency securities	$249,760	$—	$5,172	$244,588
Mortgage-backed securities*	28,929,146	6,751	344,499	28,591,398
Municipal bonds	11,936,473	180,428	52,760	12,064,141
	$41,115,379	$187,179	$402,431	$40,900,127
December 31, 2016:
U.S. agency securities	$249,667	$—	$6,602	$243,065
Mortgage-backed securities*	31,884,681	3,206	491,081	31,396,806
Municipal bonds	12,685,114	68,278	239,306	12,514,086
Corporate bonds	500,000	—	1,120	498,880
	$45,319,462	$71,484	$738,109	$44,652,837

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at September 30, 2017 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Amortized cost	Fair value
Due in one year or less	$200,000	$200,210
Due after one year through five years	1,998,394	2,021,124
Due after five years, but less than ten years	6,361,390	6,496,823
Due after ten years	3,626,449	3,590,572
	12,186,233	12,308,729
Mortgage-backed securities	28,929,146	28,591,398
	$41,115,379	$40,900,127

The details of the sales of investment securities for the three and nine months ended September 30, 2017 and 2016 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$4,791,663	$—	$12,083,059
Gross gains on sales	—	109,062	—	159,262
Gross losses on sales	—	9,209	—	44,162
At September 30, 2017 and December 31, 2016, accrued interest receivable for securities available-for-sale totaled $198,486 and $196,227, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$—	$—	$244,589	$5,172	$244,589	$5,172
Mortgage-backed securities	16,977,703	193,348	9,094,355	151,151	26,072,058	344,499
Municipal bonds	1,600,601	24,120	1,479,162	28,640	3,079,763	52,760
Total	$18,578,304	$217,468	$10,818,106	$184,963	$29,396,410	$402,431

	December 31, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,065	$6,602	$—	$—	$243,065	$6,602
Mortgage-backed securities	23,646,101	404,287	5,401,593	86,794	29,047,694	491,081
Municipal bonds	8,798,581	239,306	—	—	8,798,581	239,306
Corporate bonds	498,880	1,120	—	—	498,880	1,120
Total	$33,186,627	$651,315	$5,401,593	$86,794	$38,588,220	$738,109
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of September 30, 2017 and December 31, 2016.

(3)	Loans Receivable
At September 30, 2017 and December 31, 2016, loans receivable consisted of the following segments:

	September 30, 2017	December 31, 2016
Loans:
One-to-four family residential	$46,290,029	$47,315,025
Non-owner occupied one-to-four family residential	2,898,603	3,650,171
Commercial real estate	3,858,437	3,596,717
Consumer	6,376,336	6,604,757
Total loans receivable	59,423,405	61,166,670
Discounts on loans purchased	(35,557)	(56,707)
Deferred loan costs (fees)	(30,987)	(46,462)
Allowance for loan losses	(516,319)	(487,114)
	$58,840,542	$60,576,387
Accrued interest receivable on loans receivable was $207,434 and $226,722 at September 30, 2017 and December 31, 2016, respectively.
The loan portfolio included approximately $41.0 million of fixed rate loans as of September 30, 2017 and $43.1 million as of December 31, 2016. The loan portfolio also included approximately $18.4 million and $18.1 million of variable rate loans as of September 30, 2017 and December 31, 2016, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	347,656	25,152	40,091	103,420	516,319
Total	$347,656	$25,152	$40,091	$103,420	$516,319

Loans receivable:
Individually evaluated for impairment	$—	$—	$285,038	$—	$285,038
Collectively evaluated for impairment	46,290,029	2,898,603	3,573,399	6,376,336	59,138,367
Total	$46,290,029	$2,898,603	$3,858,437	$6,376,336	$59,423,405

	December 31, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319,849	28,231	37,135	101,899	487,114
Total	$319,849	$28,231	$37,135	$101,899	$487,114

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	47,315,025	3,650,171	3,299,179	6,604,757	60,869,132
Total	$47,315,025	$3,650,171	$3,596,717	$6,604,757	$61,166,670

Activity in the allowance for loan losses by segment for the three and nine months ended September 30, 2017 and 2016 is summarized in the following tables:

	Three months ended September 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$326,526	$—	$—	$21,130		$347,656
Non-owner occupied one-to-four family residential	30,350	—	—	(5,198)	*	25,152
Commercial real estate	38,453	—	—	1,638		40,091
Consumer	103,121	131	—	430		103,420
Total	$498,450	$131	$—	$18,000		$516,319

	Three months ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$367,057	$—	$—	$(50,444)	*	$316,613
Non-owner occupied one-to-four family residential	31,963	—	—	(2,488)	*	29,475
Commercial real estate	30,309	28,730	—	31,728		33,307
Consumer	86,926	13,342	—	21,204		94,788
Total	$516,255	$42,072	$—	$—		$474,183

	Nine Months Ended September 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$319,849	$10,945	$133	$38,619		$347,656
Non-owner occupied one-to-four family residential	28,231	—	—	(3,079)		25,152
Commercial real estate	37,135	—	—	2,956		40,091
Consumer	101,899	14,054	71	15,504		103,420
Total	$487,114	$24,999	$204	$54,000		$516,319

	Nine Months Ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$366,858	$5,610	$—	$(44,635)	*	$316,613
Non-owner occupied one-to-four family residential	44,510	—	—	(15,035)	*	29,475
Commercial real estate	32,443	28,730	—	29,594		33,307
Consumer	61,367	16,955	300	50,076		94,788
Total	$505,178	$51,295	$300	$20,000		$474,183

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first nine months of 2017.

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
The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
September 30, 2017:
Loans
One-to-four family residential	$44,327,329	$1,552,019	$410,681	$—	$46,290,029
Non-owner occupied one-to-four family residential	2,528,979	369,624	—	—	2,898,603
Commercial real estate	3,313,998	257,381	287,058	—	3,858,437
Consumer	6,050,785	304,448	21,103	—	6,376,336
Total	$56,221,091	$2,483,472	$718,842	$—	$59,423,405

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2016:
Loans
One-to-four family residential	$45,851,480	$978,513	$485,032	$—	$47,315,025
Non-owner occupied one-to-four family residential	3,299,494	36,298	314,379	—	3,650,171
Commercial real estate	3,009,623	289,556	297,538	—	3,596,717
Consumer	6,324,360	270,478	9,919	—	6,604,757
Total	$58,484,957	$1,574,845	$1,106,868	$—	$61,166,670
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
The Company had one impaired loan as of September 30, 2017 and December 31, 2016. No interest income was recorded on impaired loans during 2017 or 2016.

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
The following tables set forth the composition of the Company’s past-due loans at September 30, 2017 and December 31, 2016.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
September 30, 2017:
Loans
One-to-four family residential	$676,500	$323,229	$378,851	$1,378,580	$44,911,449	$46,290,029	$228,226
Non-owner occupied one-to-four family residential	177,538	—	—	177,538	2,721,065	2,898,603	—
Commercial real estate	—	—	287,058	287,058	3,571,379	3,858,437	—
Consumer	214,092	46,200	6,103	266,395	6,109,941	6,376,336	6,103
Total	$1,068,130	$369,429	$672,012	$2,109,571	$57,313,834	$59,423,405	$234,329

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2016:
Loans
One-to-four family residential	$706,135	$272,378	$258,009	$1,236,522	$46,078,503	$47,315,025	$193,251
Non-owner occupied one-to-four family residential	—	36,298	56,639	92,937	3,557,234	3,650,171	56,639
Commercial real estate	27,143	—	297,538	324,681	3,272,036	3,596,717	—
Consumer	190,455	80,023	1,365	271,843	6,332,914	6,604,757	1,365
Total	$923,733	$388,699	$613,551	$1,925,983	$59,240,687	$61,166,670	$251,255

The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Loans
One-to-four family residential	$150,625	$291,779
Non-owner occupied one-to-four family residential	—	314,380
Commercial real estate	287,058	297,538
Consumer	—	8,554
Total	$437,683	$912,251

(4)	Deposits
At September 30, 2017 and December 31, 2016, deposits are summarized as follows:

	September 30, 2017	December 31, 2016
Statement savings	$14,529,038	$12,031,554
Money market plus	11,975,410	11,169,038
NOW	18,382,024	18,489,727
Certificates of deposit	40,516,247	45,399,361
	$85,402,719	$87,089,680

Included in the NOW accounts were approximately $4.7 million and $4.8 million of non-interest bearing deposits as of September 30, 2017 and December 31, 2016, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	September 30, 2017
	Federal	State	Total
Current	$(310)	$5,700	$5,390
Deferred	(64,687)	(1,000)	(65,687)
	$(64,997)	$4,700	$(60,297)

	September 30, 2016
	Federal	State	Total
Current	$24,747	$11,268	$36,015
Deferred	(11,000)	8,000	(3,000)
	$13,747	$19,268	$33,015

Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars:

	September 30, 2017	September 30, 2016
Federal tax at statutory rate	$33,164	$85,004
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	3,102	12,717
Tax-exempt income	(64,366)	(94,458)
Bank-owned life insurance	(31,613)	—
Valuation allowance	15,000	—
Other	(15,584)	29,752
	$(60,297)	$33,015

Federal income tax expense for the periods ended September 30, 2017 and December 31, 2016 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2017 and December 31, 2016 are presented below:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Deferred directors’ fees	$322,000	$338,000
Allowance for loan losses	193,000	182,000
Net operating loss carryforward	186,000	138,000
AMT credit	44,924	35,000
Charitable contribution	88,000	86,000
Professional fees	76,000	77,000
Securities available-for-sale	79,977	246,159
Fixed assets	29,000	—
Other	19,182	28,420
Gross deferred tax assets	1,038,083	1,130,579
Valuation allowance	(121,000)	(106,000)
Net deferred tax assets	917,083	1,024,579
Deferred tax liabilities:
Prepaid expenses	(21,000)	(21,000)
FHLB stock dividends	(38,000)	(38,000)
Fixed assets	—	(6,000)
Intangible assets	(24,000)	(25,000)
Gross deferred tax liabilities	(83,000)	(90,000)
Net deferred tax assets	$834,083	$934,579

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at September 30, 2017 and December 31, 2016, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires if not used by 2020.

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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at September 30, 2017 and December 31, 2016, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $800,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three and nine months ended September 30, 2017 and 2016.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of September 30, 2017 and December 31, 2016.

The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017
			For capital adequacy		To be well-capitalized
			with capital conservation		under prompt corrective
	Actual		buffer purposes		action provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,022	23.50%	$4,946	4.00%	N/A	N/A
WCF Financial Bank	19,264	16.40	4,702	4.00	$5,877	5.00%

Common equity tier 1:
Consolidated	29,022	57.40	2,909	5.75	3,288	6.50
WCF Financial Bank	19,264	39.30	2,815	5.75	3,182	6.50

Risk-based capital:
Consolidated	29,538	58.40	4,679	9.25	5,059	10.00
WCF Financial Bank	19,780	40.40	4,529	9.25	4,896	10.00

Tier 1 risk-based capital:
Consolidated	29,022	57.40	3,668	7.25	4,047	8.00
WCF Financial Bank	19,264	39.30	3,550	7.25	3,917	8.00

	December 31, 2016
					To be well-capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,192	24.30%	$4,812	4.00%	N/A	N/A
WCF Financial Bank	18,993	16.00	4,753	4.00	$5,941	5.00%

Common equity tier 1:
Consolidated	29,192	55.30	2,706	5.13	3,432	6.50
WCF Financial Bank	18,993	36.80	2,648	5.13	3,359	6.50

Risk-based capital:
Consolidated	29,679	56.20	4,554	8.63	5,280	10.00
WCF Financial Bank	19,480	37.70	4,457	8.63	5,167	10.00

Tier 1 risk-based capital:
Consolidated	29,192	55.30	3,498	6.63	4,224	8.00
WCF Financial Bank	18,993	36.80	3,423	6.63	4,134	8.00

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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of September 30, 2017, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend in each of the first three quarters ended September 30, 2017. In the first quarter of 2016, the Company declared and paid a $0.06 dividend, did not declare or pay a dividend during the second quarter of 2016, and declared and paid a $0.05 dividend in the third quarter of 2016. Per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one).
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

The following tables summarize financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	September 30, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$244,588	$—	$244,588
Mortgage-backed securities	—	28,591,398	—	28,591,398
Municipal bonds	—	12,064,141	—	12,064,141
Total	$—	$40,900,127	$—	$40,900,127

	December 31, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,065	$—	$243,065
Mortgage-backed securities	—	31,396,806	—	31,396,806
Municipal bonds	—	12,514,086	—	12,514,086
Corporate bonds	—	498,880	—	498,880
Total	$—	$44,652,837	$—	$44,652,837

There have been no changes in valuation methodologies at September 30, 2017 compared to December 31, 2016 and there were no transfers between levels during the periods ended September 30, 2017 and December 31, 2016.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of September 30, 2017 and December 31, 2016, the Company did not have any material assets measured at fair value on a nonrecurring basis.

The estimated fair values of Company’s financial instruments (as described in note 1) at September 30, 2017 and December 31, 2016 were as follows:

		September 30, 2017		December 31, 2016
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$4,171,094	$4,171,094	$1,716,578	$1,716,578
Federal funds sold	Level 1	715,000	715,000	1,306,000	1,306,000
Time deposits in other
financial institutions	Level 1	4,791,175	4,791,175	5,037,068	5,037,068
Securities available-for-sale	See previous table	40,900,127	40,900,127	44,652,837	44,652,837
Loans receivable, net	Level 2 (1)	58,840,542	59,472,542	60,576,387	61,896,952
FHLB stock	Level 1	243,400	243,400	354,800	354,800
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	405,920	405,920	422,949	422,949
Financial liabilities:
Deposits	Level 2	85,402,719	80,589,197	87,089,680	83,357,680
FHLB advances	Level 2	2,500,000	2,500,000	5,500,000	5,504,950
Accrued interest payable	Level 1	93,681	93,681	3,196	3,196

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $297,000 and $360,000 as of September 30, 2017 and December 31, 2016, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 5.50%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Unrealized holding (losses) gains on securities available-for-sale	$(215,252)	$(666,625)
Tax impact	79,977	246,159
	$(135,275)	$(420,466)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2017 and the results of operations for three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets decreased $4.2 million, or 3.4%, to $119.4 million at September 30, 2017 from $123.6 million at December 31, 2016. The decrease resulted primarily from decreases in securities available-for-sale and loans, offset in part by an increase in cash and cash equivalents. Investment securities available-for-sale decreased $3.8 million, or 8.5%, to $40.9 million at September 30, 2017 from $44.7 million at December 31, 2016. The decrease in investment securities available-for-sale was due to the calling of securities and the paydown of principal on mortgage-backed securities. Net loans receivable decreased $1.7 million, or 2.8%, to $58.8 million at September 30, 2017 from $60.6 million at December 31, 2016. The decrease in net loans receivable was due to an decrease in one-to-four family residential, non-owner occupied 1-4 family residential, and consumer loans. Cash and due from banks increased $2.5 million, or 143.0%, to $4.2 million at September 30, 2017 compared to $1.7 million at December 31, 2016.

Total liabilities decreased $4.4 million, or 4.6%, to $90.4 million at September 30, 2017 from $94.8 million at December 31, 2016. The decrease in liabilities was mainly due to decreases in deposits and FHLB advances. Deposits decreased due to changes in local competition and investments of parent company funds outside the bank to increase returns on assets. Deposits decreased $1.7 million, or 1.9%, to $85.4 million at September 30, 2017 compared to $87.1 million at December 31, 2016. FHLB advances decreased $3.0 million, or 54.5%, to $2.5 million at September 30, 2017 compared to $5.5 million at December 31, 2016.

Stockholders' equity remained unchanged at $29.0 million at September 30, 2017 and December 31, 2016. Stockholders' equity includes approximately $158,000 of net income during the nine months ended September 30, 2017, an approximate $285,000 increase in market value of securities available-for-sale, net of income taxes, and approximately $41,000 increase in the anticipated release of ESOP shares, offset by approximately $360,000 in aggregate dividends paid on common stock during the first three quarters.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

Net income decreased approximately $17,000, or 25.0%, to approximately $51,000 for the three months ended September 30, 2017, from approximately $68,000 for the same period in 2016. Basic/diluted earnings per share were $0.02 and $0.03 for the three months ended September 30, 2017 and 2016, respectively. Total interest income decreased approximately $11,000, or 1.1%, to approximately $950,000 for the 2017 quarter, compared to approximately $962,000 for the 2016 quarter. The decrease in total interest income was primarily attributable to decreases in interest in loans receivable and tax exempt investment securities. Total interest expense decreased approximately $4,000, or 2.5%, to $154,000 for the three months ended September 30, 2017 compared to $158,000 for the three months ended September 30, 2016. This decrease was due to the paying off of FHLB advances.

Each quarter an analysis of allowance factors is completed. Based on these factors, $18,000 in provision for loan losses was recorded for the quarter ended September 30, 2017 compared to no provision for the quarter ended September 30, 2016. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans decreased approximately $25,000, or 3.1%, to approximately $778,000 for the three months ended September 30, 2017 from approximately $803,000 for the three months ended September 30, 2016.

Noninterest income decreased approximately $68,000, or 29.7%, to approximately $161,000 for the three months ended September 30, 2017 from approximately $229,000 for the same period in 2016. The decrease was due to a decrease in gains on sale of securities available-for-sale, net and other income offset by an increase in fees and service charges and an increase in cash value of bank-owned life insurance. There were no gains on securities available-for-sale, net for the three months ended September 30, 2017 compared to $100,000 for the three months ended September 30, 2016. Other income decreased approximately $7,000, or 25.9%, to approximately $20,000 for the three months ended September 30, 2017 from approximately $27,000 for the same period in 2016. This decrease was mainly due to the sale of credit life and disability insurance on loans. Fees and service charges increased approximately $13,000, or 12.7%, to approximat ely$115,000 for the three months ended September 30, 2017 compared to approximately $102,000 for the quarter ended September 30, 2016. This increase was due to the evaluation of our fee structure and modifications of fee amounts. The increase in cash value of bank-owned life insurance of approximately $26,000 for the three months ended September 30, 2017 compared to no cash value for the quarter ended September 30, 2016 was due to the purchase of bank-owned life insurance late in 2016.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the three months ended September 30, 2017, noninterest expense increased approximately $24,000, or 2.7%, to approximately $905,000 compared to approximately$881,000, for the same three month period in 2016. Compensation and employee benefits increased approximately $59,000, or 17.6%, to approximately $394,000 for the three months ended September 30, 2017 compared to approximately $335,000 for the three months ended September 30, 2016 due to the recording of ESOP compensation expenses for the anticipated release of shares, the dividends paid to the unreleased ESOP shares, and the payment of accrued benefits due to changes in staffing. Office property and equipment decreased approximately $29,000, or 21.3%, to approximately $108,000 for the three months ended September 30, 2017 compared to approximately $136,000 for the quarter ended September 30, 2016 due to decreases in depreciation expense. Data processing services decreased approximately $6,000, or 4.9%, to approximately $117,000 for the three months ended September 30, 2017 compared to approximately $122,000 for the three month period ended September 30, 2016. This decrease was due to additional services provided by our data processor in 2016. Federal insurance premiums decreased approximately $12,000, or 57.1%, to approximately $9,000 during the three months ended September 30, 2017 compared to approximately $21,000 for the three months ended September 30, 2016, due to the change in calculation of the insurance premiums. Accounting, regulatory and professional fees increased approximately $7,000, or 4.9%, to approximately $150,000 in the third quarter of 2017 compared to approximately $143,000 for the same quarter of 2016, due to additional auditing and legal services.

We recognized an income tax benefit of approximately $18,000 for the three month period ended September 30, 2017 compared to an income tax expense of approximately $82,000 for the 2016 quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Net income decreased approximately $59,000, or 27.2%, to approximately $158,000 for the nine months ended September 30, 2017, from approximately $217,000 for the same period in 2016. Basic/diluted earnings per share were $0.07 and $0.09 for the nine months ended September 30, 2017 and 2016, respectively. Total interest income increased approximately $61,000, or 2.2%, to approximately $2.89 million for the nine months ended September 30, 2017, compared to approximately $2.83 million for the nine months ended September 30, 2016. The increase in total interest income was mainly from interest earned on mortgage-backed securities. Total interest expense decreased $3,000, or 0.6%, to $483,000 for the nine months ended September 30, 2017 compared to $486,000 for the nine months ended September 30, 2016 due to the paying off of FHLB advances.

Each quarter an analysis of allowance factors is completed. Based on these factors, $54,000 in provision for loan losses was recorded for the nine months ended September 30, 2017 compared to no provision for the nine months ended September 30, 2016. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased approximately $31,000, or 1.3%, to approximately $2.4 million for the nine months ended September 30, 2017, from approximately $2.3 million for the nine months ended September 30, 2016.

Noninterest income increased approximately $36,000, or 8.1%, to approximately $481,000 for the nine months ended September 30, 2017 from approximately $445,000 for the same period in 2016. The increase was due to an increase in fees and service charges, increase in cash value of bank-owned life insurance, and other income offset by no gains from sales of securities available-for-sale for the nine months ended September 30, 2017 compared to approximately $115,000 for the nine months ended September 30, 2016. Fees and service charges increased approximately $46,000, or 16.1%, to approximately $332,000 for the nine months ended September 30, 2017 compared to approximately $286,000 for the nine months ended September 30, 2016. This increase was due to the evaluation of our fee structure and modifications of fee amounts. The increase in cash value of bank-owned life insurance of approximately $93,000 for the nine months ended September 30, 2017 compared to no cash value for the nine months ended September 30, 2016 was due to the purchase of bank-owned life insurance late in 2016. Other income increased approximately $12,000, or 27.3%, to approximately $56,000 for the nine months ended September 30, 2017 from approximately $44,000 other income for the same period in 2016. This increase was mainly due to the profit on the sale of REO property and the sale of credit life and disability insurance on loans.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the nine months ended September 30, 2017, noninterest expense increased approximately $219,000, or 8.8%, to approximately $2.7 million compared to approximately $2.5 million for the same nine month period in 2016. Compensation and employee benefits increased approximately $172,000, or 17.5%, to approximately $1.2 million for the nine months ended September 30, 2017 compared to approximately $981,000 for the nine months ended September 30, 2016 due to the recording of ESOP compensation expenses for the anticipated release of shares, the dividends paid to the unreleased ESOP shares, and the payment of accrued benefits due to changes in staffing. Office property and equipment decreased approximately $62,000, or 15.5%, to approximately $339,000 for the nine months ended September 30, 2017 compared to approximately $401,000 for the nine months ended September 30, 2016 due to decreases in depreciation expense. Data processing services increased approximately $38,000, or 12.5%, to approximately $343,000 for the nine months ended September 30, 2017 compared to approximately $305,000 for the nine months ended September 30, 2016. This increase was due to additional services provided by our data processor. Federal insurance premiums decreased approximately $34,000, or 56.7%, to approximately $26,000 during the nine months ended September 30, 2017 compared to approximately $60,000 for the nine months ended September 30, 2016, due to the change in calculation of the insurance premiums. Accounting, regulatory and professional fees increased approximately $123,000, or 34.0%, to approximately $486,000 in the nine months ended September 30, 2017 compared to approximately $362,000 for the nine months ended September 30, 2016, due to additional auditing and legal services.

We recognized an income tax benefit of approximately $60,000 for the nine months ended September 30, 2017 compared to an income tax expense of approximately $33,000 for the nine months ended September 30, 2016.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in internal controls.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WCF BANCORP, INC.

Date: November 9, 2017	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: November 9, 2017	/s/ Kasie L. Doering
Kasie L. Doering
Chief Financial Officer