Form 10-K
period 2017-12-31
WCF Bancorp, Inc.
filed 2018-03-29
CIK 1667944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017.
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-37382

WCF BANCORP, INC.
(Exact name of registrant as specified in its charter)

Iowa	81-2510023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Fair Meadow Drive
Webster City, Iowa	50595
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 832-3071

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐

Non-accelerated filer ☐                Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017 was $20.8 million.

As of March 28, 2018, there were 2,561,542 issued and outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

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
WCF Bancorp, Inc.
WCF Bancorp, Inc., an Iowa corporation (the Company), was organized in March 2016. Upon completion of the mutual-to-stock conversion of WCF Financial, M.H.C. (the MHC) in July 2016, the Company became the registered savings and loan holding company of WCF Financial Bank (the Bank) and succeeded to all of the business and operations of Webster City Federal Bancorp (the Old Bancorp), a federal corporation, and each of Webster City Federal Bancorp and the MHC ceased to exist. Since the completion of the mutual-to-stock conversion, the Company has not engaged in any significant business activity other than owning the common stock of WCF Financial Bank and making a loan to Bank's Employee Stock Ownership Plan. Our executive office is located at 401 Fair Meadow Drive, Webster City, Iowa, and our telephone number at that address is (515) 832-3071.
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
We are engaged primarily in the business of attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four-family residences. To a lesser extent we also originate consumer loans and non-owner occupied one-to-four family residential real estate loans. On a limited basis, we have also originated commercial real estate loans, but have deemphasized the origination, and intend to continue to deemphasize the origination of this type of lending. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. We also invest in securities. Our revenues are derived principally from interest on loans and securities, and from loan origination and fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Des Moines (the FHLB).
As a federal savings bank, WCF Financial Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the OCC).
Available Information
Our website is located at www.wcfbank.com and our investor relations website is located at https://www.snl.com/IRW/CorporateProfile/4049239. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K. Information on these websites is not incorporated into, and should not be considered part of, this Annual Report.
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
Hamilton County is located 60 miles north, and Buchanan County is 125 miles northeast, of Des Moines, Iowa. Both counties consist primarily of small towns and rural areas. According to S&P Global the total populations for Hamilton and Buchanan County in 2017 were 15,112 and 21,099, respectively. The population in Hamilton County has decreased between the years 2010 to 2017, with a population growth rate of (3.6)%, while the population in Buchanan County has increased between the years 2010 to 2017, with a population growth rate of .7%. The average median household income in 2017 for Hamilton County was $52,872, while the average median income in 2017 for Buchanan County was $60,272. By contrast, the national level of median household income in 2017 was $57,462. By 2023, the projected increases in household income are expected to be 13.2% for Hamilton County and .6% for Buchanan County. By 2023, the projected national level of increase in median household income is expected to be 15.6%.
The economy of our market area is heavily dependent on farming and agriculture. The major employers in our market area include the Van Diest Supply Company and the Van Diest Medical Center, Webster City Community School District, John Deere, Pries Enterprises, Wapsie Valley Creamery, and Buchanan County Health Center.
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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At December 31,
	2017		2016

	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four family residential real estate	$56,091	81.4%	$47,315	77.3%
Non-owner occupied one-to-four family residential real estate	3,117	4.5	3,650	6.0
Commercial real estate	3,615	5.2	3,597	5.9
Consumer	6,146	8.9	6,605	10.8

Total loans receivable	68,969	100.0%	61,167	100.0%

Discount/Premium on loan purchases	10		(57)
Deferred loan costs (fees)	(30)		(47)
Allowance for loan losses	(538)		(487)

Total loans receivable, net	$68,411		$60,576
Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to-four family residential real estate	Non-owner occupied one-to-four family residential real estate	Commercial real estate and land	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2018	$168	$6	$—	$529	$703
2019	86	7	4	409	506
2020 to 2021	677	32	67	2,631	3,407
2022 to 2026	2,708	361	661	1,909	5,639
2027 to 2031	8,889	1,199	1,506	55	11,649
2032 and beyond	43,563	1,512	1,377	613	47,065

Total	$56,091	$3,117	$3,615	$6,146	$68,969

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018 .

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$29,359	$26,564	$55,923
Non-owner occupied one-to-four family residential real estate	1,941	1,170	3,111
Commercial real estate	2,967	648	3,615
Consumer	5,617	—	5,617
Total	$39,884	$28,382	$68,266
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
Our policies and loan approval limits are established by the board of directors. For one-to-four family residential real estate loans, a loan officer has loan authority of up to $250,000. All one-to-four family residential real estate loans above $250,000 require the approval of our board of directors. For consumer loans, our loan officers have loan authority of up to $25,000. All consumer loans above $25,000 require the approval of the loan committee, which is comprised of the Chief Lending Officer, President/CEO, and Market President. All loans are reviewed by the Chief Lending Officer, and all loans not requiring board approval are ratified at the next regularly scheduled board meeting.
We require appraisals of all real property securing one-to-four family residential real estate loans and non-owner occupied one-to-four family residential real estate loans. All appraisers are state-licensed or state-certified appraisers, and are approved by the board of directors annually.
One-to-Four Family Residential Real Estate Loans. Our primary lending consists of originating owner occupied, one-to-four family residential real estate loans, substantially all of which are primarily secured by properties located near our branch offices. At December 31, 2017, $56.1 million, or 81.3% of our total loan portfolio, consisted of owner occupied one-to-four family residential real estate loans. We offer these loans with fixed-rate maturities of up to 30 years as well as adjustable rates. In recent years, in the historically low interest rate environment, nearly all of our one-to-four family residential real estate loan originations have had fixed-rates of interest. The average loan balance of our one-to-four family residential real estate loans at December 31, 2017 was $55,000.
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
Generally, we originate one-to-four family residential real estate loans with loan-to-value ratios of up to 80%, and will, on occasion, originate loans with a loan-to-value ratio of up to 90% with private mortgage insurance or readily marketable collateral. During the years ended December 31, 2017 and 2016, we did not originate a significant amount of one-to-four family residential real estate loans with loan-to-value ratios in excess of 80%. All borrowers are required to obtain an abstract of title and a title opinion. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.
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
Non-owner occupied One-to-four family Residential Real Estate Loans. At December 31, 2017, $3.1 million, or 4.5%, of our total loan portfolio, consisted of non-owner occupied, or “investment,” one-to-four family residential real estate loans, all of which were secured by properties located in our market area. At December 31, 2017, our non-owner occupied one-to-four family residential real estate loans had an average balance of $31,000.
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
Commercial Real Estate Loans. On a very limited basis, we have offered commercial real estate loans. In recent years we have significantly reduced the origination of these types of loans, and we do not intend to emphasize the origination of these types of loans in the future. At December 31, 2017, $3.6 million, or 5.2% of our total loan portfolio, consisted of commercial real estate loans, which are generally secured by retail, industrial, service or other commercial properties and loans secured by raw land. At December 31, 2017, our commercial real estate loans had an average balance of $77,000 and the latest maturity assuming all payments received as scheduled is January 2048.
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
Consumer Loans. We offer a variety of consumer loans including new and used automobile loans, home improvement and home equity loans, recreational vehicle loans, and loans secured by certificates of deposits. At December 31, 2017, consumer loans totaled $6.1 million, or 8.9% of our loan portfolio, of which $4.1 million, or 66.6%, were automobile loans. At this date, $156,000 of our consumer loans were unsecured.
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
In previous years we have not purchased loans. In December 2017 we purchased $9.8 million in one-to-four family residential loans located in Linn County Iowa. Pursuant to our acquisition of Independence

Bank in January 2014, we acquired $10.5 million in loans, substantially all of which were secured by properties located in Buchanan County, Iowa.
Substantially all of the one-to-four family residential real estate loans that we originate meet the underwriting guidelines established by Fannie Mae and Freddie Mac. In recent years, we have sold our conforming, fixed-rate one-to-four family residential real estate loans that have terms of greater than 20 years, on a servicing-released basis.
The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2017	2016
	(in thousands)
Total loans, at beginning of period	$61,167	$58,058

Loans originated:
One-to-four family residential	7,210	10,704
Non-owner occupied one-to-four family residential real estate	432	180
Commercial real estate	569	995
Consumer	2,805	5,944
Total loans originated	11,016	17,823

Loans purchased:
One-to-four family residential	9,806	—
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	—
Total loans purchased	9,806	—

Loans sold:
One-to-four family residential	(850)	(1,448)
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	—
Total loans sold	(850)	(1,448)

Other:
Principal repayments	(12,170)	(13,266)

Net loan activity	7,802	3,109
Total loans, including loans held for sale, at end of period	$68,969	$61,167
Non-Performing and Problem Assets
Delinquency Procedures. When a borrower fails to make a required monthly loan payment, a late notice is generated, generally on the 15th day after the payment due date, stating the payment and late charges due. A follow-up notice is sent on the 29th day after the payment due date, and again on the 45th day only if the loan is for a personal residence. On a case-by-case basis, we will also include follow-up phone calls. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Our Chief Lending Officer determines on a case-by-case basis further actions. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. The loan will remain on nonaccrual status until a timely repayment history has been established.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate held for sale until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell which establishes a new cost basis. Any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal or an in-house evaluation which is obtained as soon as practicable. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized as long as the total cost basis of the property does not exceed estimated fair value less estimated costs to sell.
Delinquent Loans. The following table sets forth our loan delinquencies by type and amount of type at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2017
One-to-four family residential	27	$1,108	10	$492	37	$1,600
Non-owner occupied one-to-four family residential real estate	1	18	6	177	7	195
Commercial real estate	1	36	1	275	2	311
Consumer	33	249	9	54	42	303
Total	62	1,411	26	998	88	2,409

At December 31, 2016
One-to-four family residential	25	$978	7	$258	32	$1,236
Non-owner occupied one-to-four family residential real estate	1	36	2	57	3	93
Commercial real estate	1	27	1	298	2	325
Consumer	28	271	2	1	30	272
Total	55	$1,312	12	$614	67	$1,926
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

	At December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans:
One-to-four family residential real estate	$151	$292
Non-owner occupied one-to-four family residential real estate	—	314
Commercial real estate	275	297
Consumer	—	9
Total	426	912

Accruing loans 90 days or more past due:
One-to-four family residential real estate	$341	$193
Non-owner occupied one-to-four family residential real estate	—	57
Commercial real estate	—	—
Consumer	54	1
Total loans 90 days or more past due	395	251

Total non-performing loans	821	1,163

Real estate owned	48	58
Other non-performing assets	—	—

Total non-performing assets	$869	$1,221

Ratios:
Total non-performing loans to total loans	1.19%	1.90%
Total non-performing assets to total assets	0.66%	0.99%
For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial, and the amount of interest we recorded on these loans was $0.
At December 31, 2017, nonaccrual loans consisted of two one-to-four family residential real estate loans totaling $150,625, and one commercial real estate loan totaling $274,804.
At December 31, 2017, we had $1.4 million in loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. At December 31, 2017 and 2016, we had no loans that were classified as a troubled debt restructuring.
Foreclosed Real Estate Held for Sale. At December 31, 2017, we had $48,200 in foreclosed real estate held for sale, consisting of two residential real estate properties.
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
Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention/watch. As of December 31, 2017, we had $1.7 million of assets designated as special mention/watch.
We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2017, substandard assets consisted of loans of $1.3 million. There were no doubtful or loss assets at December 31, 2017.
As of December 31, 2017, our largest substandard loan classification had a principal balance of $274,804 and was secured by raw land. Management believes this loan is adequately collateralized.
The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2017 and 2016.

	At December 31,
	2017	2016
	(In thousands)
Classification of loans:
Substandard	$1,289	$1,107
Doubtful	—	—
Loss	—	—
Total classified loans	$1,289	$1,107
Special mention	$1,637	$1,575

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
The allowance for loan losses increased $51,000, or 10.5%, to $538,000 at December 31, 2017 from $487,000 at December 31, 2016. In addition, the allowance for loan losses to total loans receivable decreased to 0.78% at December 31, 2017 from 0.80% at December 31, 2016. The allowance for loan losses as a percentage of non-performing loans increased to 65.53% at December 31, 2017 from 41.87% at December 31, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2017 and 2016.
Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)

Balance at beginning of year	$487	$505

Charge-offs:
One-to-four family residential	(11)	(15)
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	(29)
Consumer	(14)	(38)
Total charge-offs	(25)	(82)

Recoveries:
One-to-four family residential	—	—
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	4
Total recoveries	—	4

Net charge-offs	(25)	(78)

Provision for loan losses	76	60

Balance at end of year	$538	$487

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.13%
Allowance for loan losses to non-performing loans at end of year	65.53%	41.87%
Allowance for loan losses to total loans at end of year	0.78%	0.80%
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

	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$393	73.1%	81.4%	$320	65.7%	77.3%
Non-owner occupied one-to-four family residential real estate	26	4.8	4.5	28	5.8	6.0
Commercial real estate	33	6.1	5.2	37	7.6	5.9
Consumer	86	16.0	8.9	102	20.9	10.8
Total allowance for loan losses	$538	100.0%	100.0%	$487	100.0%	100.0%

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
At December 31, 2017, all of our securities were classified as available-for-sale.
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

	At December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S government and agency securities	$1,239	$1,234	$250	$243
Mortgage-backed securities(1)	27,332	26,784	31,885	31,397
Municipal securities	15,051	15,111	12,685	12,514
Corporate securities	—	—	500	499
Total securities available-for-sale	$43,622	$43,129	$45,320	$44,653

(1) Represents securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and are backed by residential mortgage loans.
Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made. Our municipal securities are all tax-exempt. All of our securities at this date were held as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government and agency securities	$—	—%	$—	—%	$1,239	2.66%	$—	—%	$1,239	$1,234	2.66%
Mortgage-backed securities	—	—	24,137	1.76	3,195	2.49	—	—	27,332	26,784	1.85
Municipal securities	105	4.40	2,593	2.90	6,003	2.96	6,350	3.08	15,051	15,111	3.01
Corporate securities	—	—	—	—	—	—	—	—	—	—	—
Total securities available-for-sale	$105	4.40%	$26,730	1.87%	$10,437	2.78%	$6,350	3.08%	$43,622	$43,129	2.27%
Sources of Funds
General. Deposits traditionally have been our primary source of funds for our lending activities and, as applicable, other investments. We also borrow from the Federal Home Loan Bank of Des Moines to supplement cash flow needs, and at December 31, 2017 we had $14.0 million of FHLB advances outstanding. We also have an available line of credit in the amount of $2.5 million at Bankers’ Bank, of which there was no amount outstanding at December 31, 2017. Our additional sources of funds are scheduled loan repayments, loan prepayments, retained earnings and the proceeds of loan and securities sales.
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
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Historically we have not relied on brokered deposits and at December 31, 2017 and 2016, we did not have any brokered deposits.

The following table sets forth the distribution of average total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$14,369	16.5%	0.23%	$11,509	12.8%	21%
Money market	11,373	13.1	0.30	11,185	12.4	0.32
NOW	18,337	21.1	0.08	20,542	22.9	0.09
Certificates of deposit	42,785	49.3	1.21	46,638	51.9	1.07

Total deposits	$86,864	100.0%	0.72%	$89,874	100.0%	0.68%
The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016
	(In thousands)
Interest Rate:
Less than 1%	$16,330	$13,881
1.00% - 1.99%	26,375	25,083
2.00% - 2.99%	—	6,435

Total	$42,705	$45,399
The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2017.

	At December 31, 2017
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than or equal to1.00%	$16,330	$—	$—	$—	$16,330	38.2%
1.00% - 1.99%	4,831	8,800	4,582	8,162	26,375	61.8

Total	$21,161	$8,800	$4,582	$8,162	$42,705	100%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $14.6 million. The following table sets forth the maturity of those certificates as of December 31, 2017.

At December 31, 2017
(In thousands)

Three months or less	$1,018
Over three months through six months	3,614
Over six months through one year	3,684
Over one year to three years	3,151
Over three years	3,095

Total	$14,562
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

	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)

FHLB:
Balance at end of period	$14,000	$5,500
Average balance during period	$4,315	$6,707
Maximum outstanding at any month end	$14,000	$8,000
Weighted average interest rate at end of period	2.21%	1.08%
Average interest rate during period	1.37%	0.99%
Personnel
As of December 31, 2017, we had 25 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We believe that we have a good working relationship with our employees.
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
Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as WCF Financial Bank or WCF Bancorp Inc., from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.
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
At December 31, 2017, WCF Financial Bank’s capital exceeded all applicable requirements.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, WCF Financial Bank was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, WCF Financial Bank satisfied the QTL test.
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
The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a tangible capital ratio of 5.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a total risk-based capital ratio of 10.0% or greater, and a Tier 1 risk-based capital ratio of 8.0% or greater. An institution is “adequately capitalized” if it has a tangible capital ratio of 4.0% or greater, a common equity Tier 1 ratio of 5.75% or greater, a total risk-based capital ratio of 9.25% or greater, and a Tier 1 risk-based capital ratio of 7.25% or greater, and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.00%, a Tier 1 risk-based capital ratio of less than 6.00%. An institution is deemed to be “significantly undercapitalized” if it has a tangible capital ratio of less than 3.0%, a common equity Tier 1 ratio of less than 3.0%, a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio of less than 4.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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
At December 31, 2017, WCF Financial Bank met the criteria for being considered “well capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2017, the annualized FICO assessment was equal to 0.70 basis points of total assets less tangible capital.
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

Federal Home Loan Bank System
WCF Financial Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. WCF Financial Bank was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of Des Moines, the stock has no quoted market value and is carried at cost. WCF Financial Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Des Moines stock. As of December 31, 2017, no impairment has been recognized.
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
WCF Bancorp, Inc. is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the fiscal years ended December 31, 2014 through December 31, 2017. Neither the federal tax return nor the state tax return has been audited for the last five years.
Federal Taxation
Method of Accounting. For federal income tax purposes, WCF Bancorp, Inc. and WCF Financial Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.
Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), WCF Financial Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WCF Financial Bank has elected to use the experience method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2017, WCF Financial Bank had no reserves subject to recapture in excess of its base year reserves.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WCF Financial Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2017, our total federal pre-1988 base year reserve was $2.1 million. However, under current law, pre-1988 base year reserves remain subject to recapture if WCF Financial Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At December 31, 2017, WCF Bancorp, Inc. had $35,000 of AMT payments available to carry forward to future periods.
Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, WCF Bancorp, Inc. had $694,000 in net operating loss carry forwards for federal income tax purposes, and $382,000 in net operating loss carryforwards for Iowa income tax purposes.
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
Item 1B    Unresolved Staff Comments
Not applicable.
Item 2    Properties
The following table sets forth certain information relating to our properties as of December 31, 2017.

	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of
Location				December 31, 2017
				(In thousands)
Main Office:
401 Fair Meadow Drive	1934	Owned	Not applicable	$2,663
Webster City, Iowa
Full Service Branch:
305 First Street West	2014	Owned	Not applicable	$223
Independence, Iowa
We believe that our facilities are adequate for the business conducted.
Item 3    Legal Proceedings
At December 31, 2017, there were no material legal proceedings to which the Company or the Bank is a party or of which any of its property is subject. From time to time, the Company and the Bank is a party to various legal proceedings incident to its business.
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
The following table sets forth the high and low trading prices for WCF Bancorp, Inc. and Webster City Federal Bancorp common stock for each quarter during the last two fiscal years, as obtained from NASDAQ and the OTC Pink Marketplace operated by OTC Markets Group Inc., and the dividends paid during those periods. We have adjusted the share prices to reflect the 0.8115 exchange ratio in the conversion effective July 14, 2016.

	Price per share		Dividends
	High	Low	Paid
Year Ending December 31, 2017
Fourth quarter	$9.98	$9.21	$0.05
Third quarter	11.00	9.06	0.05
Second quarter	11.62	9.70	0.05
First quarter	10.30	9.30	0.05
Year Ending December 31, 2016
Fourth quarter	10.18	8.33	0.05
Third quarter	8.79	7.90	0.05
Second quarter	8.90	7.60	—
First quarter	8.90	7.12	0.05
On March 28, 2018, the Company had 187 stockholders of record, not including those who hold shares in “street name.”
Stock Repurchases
The Company did not repurchase any shares of its common stock during the quarter or year ended December 31, 2017.
Item 6    Selected Financial Data
This item is not applicable because we are a smaller reporting company.
Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations at December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the audited consolidated financial statements and the notes thereto, appearing in Part II, Item 8 of this report. All references herein to the “Company”, “we”, “us”, or similar terms refer to WCF Bancorp, Inc. and its subsidiaries.

Overview
Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.
Our net income decreased $226,000, or 207.3%, to a loss of $116,000, or $(0.05) per share, for the year ended December 31, 2017, compared to income of $109,000, or $0.05 per share, for the year ended December 31, 2016. The decrease was due in large part to the new tax reform bill that was signed into law on December 22, 2017 which changed the federal corporate tax from 34% to 21%. This change in tax rate adjusted our deferred taxes and amounted to $302,000 in additional tax expense. This non-recurring adjustment was the main factor in the decrease of net income. Noninterest expense was unchanged at $3.6 million for 2017 and 2016. Compensation, payroll taxes, and employee benefits increased $81,000 to $1.5 million in 2017 from $1.4 million in 2016. The increase was due to the additional compensation to match current job descriptions.
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
Our current principal business strategies are:

•
Continuing to emphasize the origination of one-to-four family residential real estate loans. We will continue to emphasize the origination of one-to-four family residential real estate loans in our market area. At December 31, 2017, $56.1 million, or 81.4% of our total loan portfolio, consisted of owner-occupied one-to-four family residential real estate loans, compared to $47.3 million, or 77.3% of our total loan portfolio, at December 31, 2016. We will continue to originate these types of loans because it is a strong recurring source of interest income.

•
Continuing to increase the origination of consumer loans. We plan to continue to increase the origination of consumer loans, including our direct automobile loans. Our consumer loans decreased $459,000 during 2017 to $6.1 million at December 31, 2017 from $6.6 million at December 31, 2016. Our consumer loans generally carry higher interest rates and shorter maturities than our one-to-four family residential real estate loans, thereby increasing our interest income and reducing our interest rate risk. In addition, we will attempt to expand our relationships with our consumer loan borrowers with the goal of increasing our interest income.

•
Applying disciplined underwriting practices to maintain the quality of our loan portfolio. We believe that strong asset quality is a key to long-term financial success. Our goal is to maintain strong asset quality with moderate credit risk. We seek to accomplish this by applying conservative underwriting standards and by pursuing diligent monitoring and collection efforts. At December 31, 2017, our nonperforming loans (loans which are 90 or more days delinquent and loans which are less than 90 days delinquent but classified as nonaccrual) were 1.2% of our total loan portfolio.

•
Enhancing core earnings by increasing lower-cost transaction and savings accounts. Demand, checking and money market accounts are a lower-cost source of funds than time deposits, and we have made a concerted effort to increase lower-cost transaction deposit accounts and reduce time deposits. Our ratio of core deposits (which we define as all deposit accounts except for certificate of deposit accounts) to total deposits has increased to 51.3% at December 31, 2017 from 47.9% at December 31, 2016. We plan to continue to market our core transaction accounts (primarily checking accounts), by emphasizing our high quality service and competitive pricing of these products. Additionally, we believe our implementation of additional products and improved technological services such as remote deposit capture will increase our core deposits.

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
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one-to-four family residential real estate loans, consumer loans, non-owner occupied one-to-four family real estate loans and commercial real estate loans and land loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions; and the effects of other external factors. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2017.
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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total assets increased $8.6 million, or 6.9%, to $132.2 million at December 31, 2017 from $123.6 million at December 31, 2016. The increase was primarily due to the $9.8 million purchase of mortgage loans in December 2017. Cash and due from banks increased $1.6 million, or 92.9%, to $3.3 million at December 31, 2017 compared to $1.7 million at December 31, 2016. Federal funds sold increased $1.4 million, or 104.6%, to $2.7 million at December 31, 2017 from $1.3 million at December 31, 2016. Net loans receivable increased $7.8 million, or 12.9%, to $68.4 million at December 31, 2017 from $60.6 million at December 31, 2016. The increase in net loans receivable was primarily due to an increase of $8.8 million, or 18.5%, in one-to-four family residential real estate to $56.1 million at December 31, 2017 from $47.3 million at December 31, 2016, offset in part by a decrease of $533,000, or (14.6)%, in non-owner occupied one-to-four family residential to $3.1 million at December 31, 2017 from $3.6 million at December 31, 2016, and an decrease of $459,000 in consumer loans to $6.1 million at December 31, 2017 from $6.6 million at December 31, 2016.
Total liabilities increased $9.0 million, or 9.5%, to $103.8 million at December 31, 2017 from $94.8 million at December 31, 2016. The increase in liabilities was mainly due to the increase of FHLB advances, used to purchase the mortgage loans mentioned above. FHLB advances increased $8.5 million, to $14.0 million as of December 31, 2017 from $5.5 million as of December 31, 2016. Deposits at December 31, 2017 were $87.7 million compared to $87.1 million at December 31, 2016. The increase in deposits was primarily due to increased rates offered on various products.
Stockholders equity decreased $417,000, or 1.4%, to $28.4 million at December 31, 2017 from $28.8 million at December 31, 2016. The decrease in stockholders’ equity resulted from the $116,000 of net loss during the year ended December 31, 2017, and $479,000 paid in dividends.
Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016
Net income decreased $226,000, or 207.3%, to a net loss of $116,000 for the year ended December 31, 2017, from net income of $109,000 for the year ended December 31, 2016. Basic/diluted earnings per share were $(0.05) for 2017 compared to $0.05 for 2016. Total interest income increased $42,000, or 1.1%, to $3.8 million for the year ended December 31, 2017, from $3.8 million for the year ended December 31, 2016. The increase was mainly from loan interest received due to the increase in loans outstanding during the year. Total interest expense was $654,000 for the year ended December 31, 2017, compared to $639,000 for the year ended December 31, 2016. The increase was due to higher interest being paid on deposits and FHLB advances during 2017, compared to 2016.
Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, a $76,000 provision for loan losses was recorded for the year ended December 31, 2017, compared to a provision of $60,000 for the year ended December 31, 2016. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2017 compared to those at December 31, 2016. While we believed the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.
Net interest income after provision for losses on loans increased $11,000, or 0.4%, to $3.1 million for the year ended December 31, 2017, from $3.1 million for the year ended December 31, 2016.
Noninterest income increased $18,000, or 3.0% to $611,000, for the year ended December 31, 2017 from $594,000 for the year ended December 31, 2016. The increase was due to the increase of $27,000, or 6.7%

in fees and service charges to $432,000 from $405,000 for years ending 2017 and 2016, respectively. Gains on the sale of securities decreased to $0 in 2017 from $145,000 in 2016 as there were no securities sold in 2017. Earnings from the increase in cash value of bank owned life insurance increased $95,000 to $116,000 in 2017 from $21,000 in 2016, due to higher amounts of insurance outstanding during the year.
Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the year ended December 31, 2017, noninterest expense increased $18,000, or 0.5%, to $3.6 million, compared to $3.6 million for the year ended December 31, 2016. Compensation and employee benefits increased $81,000, or 5.8%, due to additional ESOP expense in 2017 and certain staff positions were duplicated during portions of the year to allow for training due to retirement of key personnel. FDIC insurance premiums decreased $25,000, or 42.4%, during the year ended December 31, 2017, due to the change in rate structure. Data processing services increased $45,000, or 10.7%, for the year ended December 31,2017 compared to the same period in 2016. The increase was due to additional services contracted in 2017 to assist with loan processing and accounting procedures. Other expenses, which include but is not limited to, debit card expense, credit report expense and office supplies decreased $59,000 in 2017 compared to the same time period in 2016.
We recognized income tax expense of $218,000 for the year ended December 31, 2017 compared to an income (benefit) of $18,000 for the year ended December 31, 2016. On December 22, 2017, tax reform was passed, changing the corporate federal tax rate from 35% to 21% which required an adjustment to deferred tax assets of $302,000. This was a non-recurring adjustment to update the appropriate balance in the deferred tax asset account which affected period ending December 31, 2017.
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

	For the Year Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$60,442	$2,847	4.71%	$58,558	$2,919	4.98%
Investment securities - taxable	31,080	598	1.92	24,173	401	1.66
Investment securities - non-taxable	11,633	278	2.39	15,977	374	2.34
Other interest-earning assets	9,648	105	1.09	14,010	92	0.66
Total interest-earning assets	112,803	3,828	3.39	112,718	3,786	3.36
Noninterest-earning assets	9,705			7,654
Total assets	$122,508			$120,372

Interest-bearing liabilities:
Savings accounts	14,369	33	0.23	11,509	$24	0.21
Money market accounts	11,373	34	0.30	11,185	36	0.32
NOW	13,739	11	0.08	15,312	14	0.09
Certificates of deposit (2)	42,808	517	1.21	46,638	499	1.07
Total interest-bearing deposits	82,289	595	0.72	84,644	573	0.68
Advances from FHLB of Des Moines	4,315	59	1.37	6,708	66	0.98
Total interest-bearing liabilities	86,604	654	0.76	91,352	639	0.70
Noninterest-bearing checking deposits	4,611			5,230
Noninterest-bearing liabilities	2,326			2,474
Total liabilities	93,541			99,056
Equity	28,967			21,316
Total liabilities and equity	$122,508			$120,372

Net interest income		$3,174			$3,147
Net interest rate spread (3)			2.63%			2.66%
Net interest-earning assets (4)	$26,199			$21,366
Net interest margin (5)			2.81%			2.79%
Average of interest-earning assets to interest-bearing liabilities			130.25%			123.39%

(1) Amortization of fees, discounts and premiums included in interest income were $32,000 and $31,000 for the years ended December 31, 2017 and 2016, respectively.
(2) Amortization of premiums included in interest expense were $15,000 and $65,000 for the years ended December 31, 2017 and 2016, respectively.
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

	Years Ended December 31,
	2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans (1)	$94	$(166)	$(72)
Securities available-for-sale - taxable	115	82	197
Securities available-for-sale - non-taxable	(102)	6	(96)
Other interest-earning assets	(29)	42	13

Total interest-earning assets	78	(36)	42

Interest-bearing liabilities:
Savings accounts	6	3	9
Money market accounts	1	(3)	(2)
NOW accounts	(1)	(2)	(3)
Certificates of deposit (2)	(41)	59	18
Total deposits	(35)	57	22

Borrowings	(24)	17	(7)

Total interest-bearing liabilities	(59)	74	15

Change in net interest income	$137	$(110)	$27

(1) Amortization of fees, discounts and premiums included in interest income were $32,000 and $31,000 for the years ended December 31, 2017 and 2016, respectively.
(2) Amortization of premiums included in interest expense were $15,000 and $65,000 for the years ended December 31, 2017 and 2016, respectively.

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
Economic Value of Equity Analysis. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200 and +300 basis points and -100 basis points) at December 31, 2017.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)

300	$17,723	$(7,871)	(30.75)%	16.21%	$(425)
200	20,988	(4,606)	(18)	18.26	(220)
100	23,804	(1,790)	(6.99)	19.80	(66)
—	25,594	—	—	20.46	—
(100)	25,687	93	(0.36)	19.96	(50)

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

The table above indicates that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 0.4% decrease in our economic value of equity. In the event of a 300 basis points increase in interest rates, we would experience a decrease of 30.8% in economic value of equity.
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
Liquidity and Capital Resources
The term “liquidity” refers to the ability of WCF Bancorp, Inc. and WCF Financial Bank to meet current and future short-term financial obligations. WCF Bancorp, Inc. and WCF Financial Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. WCF Financial Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and investment securities, and FHLB advances. WCF Financial Bank can borrow funds from the FHLB based on eligible collateral of loans and securities. WCF Financial Bank had FHLB advances of $14.0 million outstanding as of December 31, 2017 with unused borrowing capacity of $18.8 million. Additionally, at December 31, 2017, we had the ability to borrow $2.5 million from the Bankers’ Bank.
WCF Financial Bank’s primary investing activities are the origination of loans and the purchase of investment securities. WCF Financial Bank’s originations net of loan principal repayments were $3.2 million for the year ended December 31, 2017 and $3.2 million for the year ended December 31, 2016. Historically we have not purchased loans, but we did purchase $9.8 million loans during 2017 and $0 in 2016. Purchases of securities totaled $6.4 million and $29.3 million for the years ended December 31, 2017 and 2016, respectively.
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
Certificates of deposit totaled $42.7 million at December 31, 2017, of which $21.2 million had maturities of one year or less. WCF Financial Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.
WCF Bancorp, Inc. is a separate legal entity from WCF Financial Bank and must provide for its own liquidity needs, such as repurchasing stock and paying dividends to stockholders. WCF Bancorp Inc.’s primary source of liquidity is the dividends it receives from WCF Financial Bank. At December 31, 2017, WCF Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents of $2.2 million.
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

For the year ended December 31, 2017, we did not engage in any off-balance sheet transactions other than unused lines of credit in the normal course of our lending activities.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 1 of the notes to the Company’s consolidated financial statements, beginning on page 56.
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

Item 8    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WCF Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WCF Bancorp, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company's auditor since 2015.
Des Moines, Iowa
March 29, 2018

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016

Assets	2017	2016
Cash and due from banks	$3,310,400	$1,716,578
Federal funds sold	2,672,000	1,306,000
Cash and cash equivalents	5,982,400	3,022,578

Time deposits in other financial institutions	4,545,878	5,037,068
Securities available-for-sale, at fair value	43,129,481	44,652,837

Loans receivable	68,949,715	61,063,501
Allowance for loan losses	(538,319)	(487,114)
Loans receivable, net	68,411,396	60,576,387

Federal Home Loan Bank (FHLB) stock, at cost	703,400	354,800
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,791,429	4,041,525
Deferred taxes on income	631,080	934,579
Income taxes receivable	40,320	60,839
Accrued interest receivable	439,855	422,949
Goodwill	55,148	55,148
Bank-owned life insurance	3,138,112	3,021,501
Prepaid expenses and other assets	1,205,146	1,319,636
	$132,221,145	$123,647,347
Liabilities and Stockholders' Equity
Deposits	$87,740,194	$87,089,680
FHLB advances	14,000,000	5,500,000
Advance payments by borrowers for taxes and insurance	527,774	492,133
Accrued interest payable	13,983	3,196
Accrued expenses and other liabilities	1,509,680	1,715,358
Total liabilities	103,791,631	94,800,367
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; issued 2,561,542 shares issued and outstanding at December 31, 2017 and 2,561,542 shares issued and outstanding at December 31, 2016 (1)	25,615	25,615
Additional paid-in capital	14,215,017	14,201,795
Retained earnings, substantially restricted	15,758,825	16,354,380
Unearned ESOP Shares	(1,259,576)	(1,314,344)
Accumulated other comprehensive income (loss)	(310,367)	(420,466)
Total stockholders' equity	28,429,514	28,846,980
Total liabilities and stockholders' equity	$132,221,145	$123,647,347

(1) Share and per share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one)

See notes to consolidated financial statements.
WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2017 and 2016

	2017	2016
Interest income:
Loans receivable	$2,847,293	$2,919,096
Investment securities - taxable	598,001	400,886
Investment securities - tax exempt	278,312	373,559
Other interest earning assets	104,519	92,327
Total interest income	3,828,125	3,785,868
Interest expense:
Deposits	594,757	572,549
FHLB advances	59,168	66,431
Total interest expense	653,925	638,980
Net interest income	3,174,200	3,146,888
Provision for losses on loans	76,000	60,000
Net interest income after provision for losses on loans	3,098,200	3,086,888
Noninterest income:
Fees and service charges	431,907	395,141
Gains on sale of securities available-for-sale, net	—	144,820
Increase in cash value - bank-owned life insurance	116,611	21,501
Other income	62,908	32,242
Total noninterest income	611,426	593,704
Noninterest expense:
Compensation, payroll taxes, and employee benefits	1,485,549	1,404,724
Advertising	91,191	89,796
Office property and equipment	450,270	467,505
Federal insurance premiums	33,862	59,202
Data processing services	464,942	419,971
Charitable contributions	5,955	12,434
Other real estate expenses, net	20,939	22,736
Dues and subscriptions	37,701	55,649
Accounting, regulatory and professional fees	658,987	640,071
Debit card expenses	6,568	22,435
Other expenses	351,774	395,024
Total noninterest expense	3,607,738	3,589,547
Earnings before taxes on income	101,888	91,045
Tax expense (benefit)	217,993	(18,368)
Net (loss) income	$(116,105)	$109,413
Basic earnings per common share	$(0.05)	$0.05
Diluted earnings per common share	$(0.05)	$0.05
See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2017 and 2016

	2017	2016
Net (loss) income	$(116,105)	$109,413

Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities	177,834	(672,773)
Reclassification adjustment for net gains realized in net income	—	(144,820)
Income tax (expense) benefit	(67,735)	303,950
Other comprehensive income (loss)	110,099	(513,643)
Comprehensive (loss)	$(6,006)	$(404,230)

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2017 and 2016

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP Shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2015	$433,448	$9,633,893	$16,635,039	$—	$93,177	$(12,212,415)	$14,583,142
Net income	—	—	109,413	—	—	—	109,413
Other comprehensive (loss)	—	—	—	—	(513,643)	—	(513,643)
Second step conversion and stock offering, net of expenses	(407,833)	4,562,358	—	(1,369,104)	—	12,212,415	14,997,836
Release of ESOP shares	—	5,544	—	54,760	—	—	60,304
Dividends paid on comm stock,
$0.16 per common share	—	—	(390,072)	—	—	—	(390,072)
Balance at December 31, 2016	25,615	14,201,795	16,354,380	(1,314,344)	(420,466)	—	28,846,980
Net loss	—	—	(116,105)	—	—	—	(116,105)
Other comprehensive (loss)	—	—	—	—	110,099	—	110,099
Release of ESOP shares	—	13,222	—	54,768	—	—	67,990
Dividends paid on common stock,
$0.20 per common share	—	—	(479,450)	—	—	—	(479,450)
Balance at December 31, 2017	$25,615	$14,215,017	$15,758,825	$(1,259,576)	$(310,367)	$—	$28,429,514

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net (loss) income	$(116,105)	$109,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	831,958	846,060
Provision for losses on loans	76,000	60,000
ESOP expenses	67,990	60,304
Deferred taxes on income	236,134	(75,093)
Gain on sales of securities	—	(144,820)
Gain on sales of one-to-four family residential loans	(11,560)	(19,055)
Proceeds from sales of one-to-four family residential loans	861,860	1,448,255
Originations of one-to-four family residential loans	(850,300)	(1,429,200)
(Gain) Loss on sale of other real estate owned	(9,995)	20,509
Increase in cash value of bank-owned life insurance	(116,611)	(21,501)
Change in:
Accrued interest receivable	(16,905)	(14,974)
Prepaid expenses and other assets	137,372	(96,515)
Advance payments by borrowers for taxes and insurance	35,641	61,043
Accrued interest payable	10,786	(5,812)
Accrued expenses and other liabilities	(205,678)	(97,495)
Income tax receivable	20,519	(60,839)
Net cash provided by (used in) operating activities	951,106	640,280
Cash flows from investing activities:
Purchase of bank-owned life insurance	—	(3,000,000)
Proceeds from maturity of time deposits in other financial institutions	6,134,190	5,291,801
Purchase of time deposits in other financial institutions	(5,643,000)	(7,378,758)
Proceeds from calls and maturities of securities available-for-sale	7,608,178	6,046,373
Proceeds from sale of securities available-for-sale	—	14,002,711
Purchase of securities available-for-sale	(6,444,141)	(29,329,588)
Purchase of loans	(9,789,292)	—
Net change in loans receivable	1,865,025	(3,174,532)
Net change in FHLB stock	(348,600)	97,900
Purchase of office property and equipment	(44,708)	(88,363)
Net cash provided by (used in) investing activities	(6,662,348)	(17,532,456)
Cash flows from financing activities:
Net change in deposits	650,514	(990,151)
Net change in FHLB advances	8,500,000	(2,500,000)
Stock sale proceeds	—	15,744,744
Merger of WCF MHC into WCF Bancorp, Inc.	—	793,129
Dividends paid	(479,450)	(390,072)
Stock offering costs	—	(1,609,457)
Net cash provided by financing activities	8,671,064	11,048,193
Net increase (decrease) in cash and cash equivalents	2,959,822	(5,843,983)
Cash and cash equivalents at beginning of year	3,022,578	8,866,561
Cash and cash equivalents at end of year	$5,982,400	$3,022,578
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$643,138	$644,792
Taxes on income	(38,660)	127,206
Noncash investing activities:
Transfers to other real estate owned from loans	86,353	141,218
Transfer to finance the sale of other real estate owned	73,095	59,425
Noncash financing activities:
Deferred taxes assumed in mutual conversion	—	69,420
See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-K
Notes to Consolidated Financial Statements

(1)	Basis of Presentation
Description of Business
WCF Bancorp, Inc. (the Company) is a Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp (the Old Bancorp), a federal corporation, upon completion of the second-step conversion of WCF Financial, M.H.C. (the MHC) from a mutual holding company to a stock holding company form of organization. The MHC was the former mutual holding company for the Old Bancorp prior to the completion of the second-step conversion. Upon consummation of the second-step conversion, the MHC and the Old Bancorp ceased to exist. The second-step conversion was completed on July 13, 2016 at which time the Company sold 2,139,231 shares of its common stock (including 171,138 shares purchased by WCF Financial Bank's (the Bank) employee stock ownership plan) at $8.00 per share for gross proceeds of $17.1 million. Expenses related to the stock offering totaled $1.7 million and were netted against proceeds. As a part of the second-step conversion, each of the outstanding shares of common stock of Old Bancorp held by persons other than the MHC converted into 0.8115 shares of Company common stock with cash paid in lieu of fractional shares. As a result, a total of 2,561,542 shares were issued in the second-step conversion. As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 0.8115 exchange ratio unless otherwise noted.
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
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.
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
Comprehensive Income
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (OCI). OCI consists of the net change in unrealized gains and losses on the Company's securities available-for-sale, including the noncredit-related portion of unrealized gains and losses of OTTI securities.
Cash and Cash Equivalents
For the purpose of reporting cash flows, the Company includes cash and funds due from other depository institutions. The Company maintains amounts due from banks which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Included as cash equivalents at December 31, 2017 and 2016 were interest-bearing deposits totaling $5,451,778 and $2,362,986, respectively.
Time Deposits in Other Financial Institutions
Time deposits in other financial institutions consist of certificate of deposit not meeting the definition of cash and cash equivalents. All certificates are held by other banks, are recorded at cost and mature from January 2018 through August 2021.

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
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. Net realized gains of $0 and $144,820 were recorded in 2017 and 2016, respectively.
FHLB Stock
FHLB stock represents equity interst in the Federal Home Loan Bank (FHLB) of Des Moines and its carried at cost due to the restricted nature of the stock and is evaluated for potential impairment annually. There was no impairment in 2017 and 2016.
Bankers' Bank Stock
Bankers' Bank stock represents equity interest in Bankers' Bank of Madison (Bankers' Bank) and is carried at cost due to the restricted nature of the stock and is evaluated for potential impairment annually. There was no impairment in 2017 and 2016.
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

At December 31, 2017 and 2016, the cost and accumulated depreciation of office property and equipment were as follows:

	2017	2016

Land	$804,000	$804,000
Office building and improvements	3,657,779	3,654,921
Furniture, fixtures, and equipment	531,727	489,877
	4,993,506	4,948,798
Less accumulated deprecation	1,202,077	907,273
	$3,791,429	$4,041,525
Depreciation expense was $294,804 and $367,210 for the years ended December 31, 2017 and 2016, respectively.
Goodwill Accounting Policy
Goodwill is not amortized but is subject to a qualitative impairment test to determine if it is more likely than not that goodwill is impaired. If it is determined impairment is more likely than not, a quantitative test is performed to measure the impairment, if any. The Company has completed its annual qualitative test and determined no impairment existed as of December 31, 2017 and 2016.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties on unrecognized tax benefits are classified as other noninterest expense. There were no interest and penalties on unrecognized tax benefits for the years ending December 31, 2017 and 2016.
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2017 and 2016, capital levels exceeded minimum capital requirements (see note 9).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. In 2017 and 2016, the Company recorded its investment in affiliate value based on the affiliates December 31, 2017 and December 31, 2016 financial statements, respectively.
The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment in affiliate is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the periods ending December 31, 2017 and December 31, 2016 is presented below.

	As of and for the period ending
	December 31, 2017	December 31, 2016

Current assets	$136,150	$94,556
Long-term assets	1,669,687	1,741,253
Current liabilities	86,294	54,717
Total equity	1,719,544	1,781,092
Total revenue	924,323	906,452
Net income	140,603	140,670
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the twelve months ended months ended December 31, 2017 and December 31, 2016 is presented below.

	December 31,
	2017	2016
Net income	$(116,105)	$109,413

Weighted average common shares outstanding and diluted common shares outstanding (1)	2,404,096	2,425,313

Basic earnings (loss) per common share	$(0.05)	$0.05
Diluted earnings (loss) per common share	$(0.05)	$0.05

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
Subsequent Events
The Company has evaluated subsequent events through March 29, 2018, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements as noted by the Company, except as described below.
On February 28, 2018, the Company sold land held for sale, resulting in a pre-tax gain of approximately $436,000 which will be recorded in the first quarter of 2018. As of December 31, 2017, the land had a cost basis of $250,000, and recorded in Prepaid expenses and other assets on the consolidated financial statements.
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
In August 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in

ASU 2017-08 shorten the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently amortizes premiums on callable debt securities to the earliest call date. As such, the amendments in ASU 2017-08 will not impact the Company's consolidated financial statements, results of operations and liquidity.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of the reduced federal corporate income tax rate, which is effective in 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company plans to adopt the amendment in the first quarter of 2018 using the beginning of the period option. The reclassified amount will be approximately $64,000.

(2)	Securities Available-for-Sale
Securities available-for-sale at December 31, 2017 and 2016 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2017:
U.S. agency securities	$1,239,357	$—	$5,562	$1,233,795
Mortgage-backed securities*	27,331,766	—	547,177	26,784,589
Municipal bonds	15,050,942	107,569	47,414	15,111,097
	$43,622,065	$107,569	$600,153	$43,129,481
December 31, 2016:
U.S. agency securities	$249,667	$—	$6,602	$243,065
Mortgage-backed securities*	31,884,681	3,206	491,081	31,396,806
Municipal bonds	12,685,114	68,278	239,306	12,514,086
Corporate bonds	500,000	—	1,120	498,880
	$45,319,462	$71,484	$738,109	$44,652,837

* All mortgage-backed securities are issued by Fannie Mae, Freddie Mac or Ginnie Mae and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at December 31, 2017 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	2,392,933	2,402,368
Due after five years, but less than ten years	7,547,387	7,602,697
Due after ten years	6,349,979	6,339,827
	16,290,299	16,344,892
Mortgage-backed securities	27,331,766	26,784,589
	$43,622,065	$43,129,481
The details of the sales of investment securities for the years ended December 31, 2017 and 2016 are summarized in the following table.

	2017	2016
Proceeds from sales	$—	$14,002,711
Gross gains on sales	—	188,982
Gross losses on sales	—	44,162
At December 31, 2017 and December 31, 2016, accrued interest receivable for securities available-for-sale totaled $220,888 and $196,227, respectively.

The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016.

	December 31, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$989,537	$29	$244,248	$5,533	$1,233,785	$5,562
Mortgage-backed securities	5,944,732	80,034	20,843,664	467,143	26,788,396	547,177
Municipal bonds	4,913,243	18,791	2,224,660	28,623	7,137,903	47,414
Total	$11,847,512	$98,854	$23,312,572	$501,299	$35,160,084	$600,153

	December 31, 2016
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$243,065	$6,602	$—	$—	$243,065	$6,602
Mortgage-backed securities	23,646,101	404,287	5,401,593	86,794	29,047,694	491,081
Municipal bonds	8,798,581	239,306	—	—	8,798,581	239,306
Corporate bonds	498,880	1,120	—	—	498,880	1,120
Total	$33,186,627	$651,315	$5,401,593	$86,794	$38,588,220	$738,109
As of December 31, 2017 and 2016 , the Company had 63 and 65, respectively, individual securities that were in an unrealized loss position.
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
The Company lacks intent to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s lack of intent to sell and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of December 31, 2017 and December 31, 2016.

(3)	Loans Receivable
At December 31, 2017 and 2016, loans receivable consisted of the following segments:

	2017	2016
Loans:
One-to-four family residential	$56,091,358	$47,315,025
Non-owner occupied one-to-four family residential	3,116,832	3,650,171
Commercial real estate	3,615,351	3,596,717
Consumer	6,145,488	6,604,757
Total loans receivable	68,969,029	61,166,670
Premiums/Discounts on loans purchased	10,650	(56,707)
Deferred loan fees	(29,964)	(46,462)
Allowance for loan losses	(538,319)	(487,114)
	$68,411,396	$60,576,387
Accrued interest receivable on loans receivable was $218,967 and $226,722 at December 31, 2017 and 2016, respectively.
The loan portfolio included $40.6 million and $43.1 million of fixed rate loans and $28.4 million and $18.1 million of variable rate loans as of December 31, 2017 and 2016, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.
Loan customers of the Company include certain directors, officers, and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. Changes in such loans during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Balance at beginning of year	$772,472	$498,292
Change in Classification	(280,413)	—
Additions	—	325,599
Repayments/refinances	(318,697)	(51,419)
Ending balance	$173,362	$772,472

(4)	Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016.

	December 31, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	393,341	25,893	33,204	85,881	538,319
Total	$393,341	$25,893	$33,204	$85,881	$538,319

Loans receivable:
Individually evaluated for impairment	$—	$—	$274,804	$—	$274,804
Collectively evaluated for impairment	56,091,358	3,116,832	3,340,547	6,145,488	68,694,225
Total	$56,091,358	$3,116,832	$3,615,351	$6,145,488	$68,969,029

	December 31, 2016
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	319,849	28,231	37,135	101,899	487,114
Total	$319,849	$28,231	$37,135	$101,899	$487,114

Loans receivable:
Individually evaluated for impairment	$—	$—	$297,538	$—	$297,538
Collectively evaluated for impairment	47,315,025	3,650,171	3,299,179	6,604,757	60,869,132
Total	$47,315,025	$3,650,171	$3,596,717	$6,604,757	$61,166,670

Activity in the allowance for loan losses by segment for the years ended December 31, 2017 and 2016 is summarized in the following tables:

	December 31, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans receivable:
One-to-four family residential	$319,849	$10,944	$133	$84,303		$393,341
Non-owner occupied one-to-four family residential	28,231	—	—	(2,338)	*	25,893
Commercial real estate	37,135	—	—	(3,931)	*	33,204
Consumer	101,899	14,055	71	(2,034)	*	85,881
Total	$487,114	$24,999	$204	$76,000		$538,319

	December 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans receivable:
One-to-four family residential	$366,858	$14,727	$—	$(32,282)	*	$319,849
Non-owner occupied one-to-four family residential	44,510	—	—	(16,279)	*	28,231
Commercial real estate	32,443	28,730	245	33,177		37,135
Consumer	61,367	38,327	3,475	75,384		101,899
Total	$505,178	$81,784	$3,720	$60,000		$487,114

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no troubled debt restructurings in 2017 or 2016.

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

The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators as of December 31, 2017 and 2016.

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2017:
Loans receivable
One-to-four family residential	$54,042,992	$1,412,334	$636,032	$—	$56,091,358
Non-owner occupied one-to-four family residential	2,782,817	17,861	316,154	—	3,116,832
Commercial real estate	3,304,369	36,178	274,804	—	3,615,351
Consumer	5,830,415	252,722	62,351	—	6,145,488
Total	$65,960,593	$1,719,095	$1,289,341	$—	$68,969,029

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2016:
Loans receivable
One-to-four family residential	$45,851,480	$978,513	$485,032	$—	$47,315,025
Non-owner occupied one-to-four family residential	3,299,494	36,298	314,379	—	3,650,171
Commercial real estate	3,009,623	289,556	297,538	—	3,596,717
Consumer	6,324,360	270,478	9,919	—	6,604,757
Total	$58,484,957	$1,574,845	$1,106,868	$—	$61,166,670
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
The Company had one impaired loan with a balance of $274,804 and $297,538 as of December 31, 2017 and 2016, respectively. No interest income was recorded on impaired loans during 2017 or 2016.

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
The following tables set forth the composition of the Company’s past-due loans at December 31, 2017 and 2016.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2017:
Loans receivable
One-to-four family residential	$566,234	$542,356	$491,792	$1,600,382	$54,490,976	$56,091,358	$341,167
Non-owner occupied one-to-four family residential	17,861	177,037	—	194,898	2,921,934	3,116,832	—
Commercial real estate	36,178	—	274,804	310,982	3,304,369	3,615,351	—
Consumer	171,789	76,558	54,568	302,915	5,842,573	6,145,488	57,267
Total	$792,062	$795,951	$821,164	$2,409,177	$66,559,852	$68,969,029	$398,434

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2016:
Loans receivable
One-to-four family residential	$706,135	$272,378	$258,009	$1,236,522	$46,078,503	$47,315,025	$193,251
Non-owner occupied one-to-four family residential	—	36,298	56,639	92,937	3,557,234	3,650,171	56,639
Commercial real estate	27,143	—	297,538	324,681	3,272,036	3,596,717	—
Consumer	190,455	80,023	1,365	271,843	6,332,914	6,604,757	1,365
Total	$923,733	$388,699	$613,551	$1,925,983	$59,240,687	$61,166,670	$251,255
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of December 31, 2017 and 2016.

	December 31,
	2017	2016
Loans receivable
One-to-four family residential	$150,625	$291,779
Non-owner occupied one-to-four family residential	—	314,380
Commercial real estate	274,804	297,538
Consumer	—	8,554
Total	$425,429	$912,251

(5)	Deposits
At December 31, 2017 and 2016, deposits are summarized as follows:

	2017	2016
Statement savings	$14,536,815	$12,031,554
Money market plus	11,749,674	11,169,038
NOW	18,749,026	18,489,727
Certificates of deposit	42,704,679	45,399,361
	$87,740,194	$87,089,680
Included in the NOW accounts were $4.6 million and $4.8 million of non-interest bearing deposits as of December 31, 2017 and 2016, respectively.
The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $7.1 million and $5.0 million at December 31, 2017 and 2016 , respectively.
At December 31, 2017, the scheduled maturities of certificates of deposits were as follows:

2017

2018	$21,161,249
2019	8,799,600
2020	4,581,725
2021	4,315,568
2022	3,846,537
$42,704,679
Interest expense on deposits for the years ended December 31, 2017 and 2016 is summarized as follows:

	2017	2016

Statement savings	$32,743	$23,727
Money market plus and NOW	44,410	50,080
Certificates of deposit	517,604	498,742
	$594,757	$572,549
Public funds amounted to $6.9 million and $3.3 million as of December 31, 2017 and 2016, respectively, including deposits of $5.0 million from a single customer in 2017.

(6)	Advances from Federal Home Loan Bank
The following is a summary of advances from FHLB at December 31, 2017 and 2016:

FHLB of Des Moines maturity in fiscal year ending December 31	Weighted average fixed interest rate	2017	2016

2017	1.08%	$—	$5,500,000
2018	2.03%	6,000,000	—
2019	2.23%	3,000,000	—
2020	2.36%	3,000,000	—
2021	2.52%	2,000,000	—
		$14,000,000	$5,500,000
Advances from the FHLB are secured by stock in the FHLB. In addition, the Bank has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 125% of outstanding advances. The advance requires monthly interest payments and principal is due at maturity. The FHLB advances at December 31, 2017 and 2016 are collateralized by one-to-four family owner and nonowner residential real estate loans with a carrying value of $46.8 million and $47.7 million, respectively.
The Bank also has an available a line of credit in the amount of $2.5 million at Bankers’ Bank. As of December 31, 2017 and 2016, there were no amounts outstanding, and there had been no draws on the line of credit during 2017 or 2016.

(7)	Taxes on Income
Taxes on income comprise the following for the years ended December 31, 2017 and 2016:

	2017
	Federal	State	Total
Current	$(24,341)	$6,200	$(18,141)
Deferred	230,134	6,000	236,134
	$205,793	$12,200	$217,993
	2016
	Federal	State	Total
Current	$51,357	$5,368	$56,725
Deferred	(86,093)	11,000	(75,093)
	$(34,736)	$16,368	$(18,368)
Taxes on income differ from the amounts computed by applying the federal income tax rate of 34% to earnings before taxes on income for the following reasons, expressed in dollars at December 31, 2017 and 2016:

	2017	2016
Federal tax at statutory rate	$34,642	$30,955
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	8,052	10,803
Tax-exempt income	(84,963)	(120,043)
Valuation allowance	(10,000)	35,000
Effect of change in federal tax rate (1)	302,000	—
Other	(31,738)	24,917
	$217,993	$(18,368)

(1) Represents the adjustment from the Tax Cut and Jobs Act adopted December 22, 2017
Federal income tax expense for the years ending December 31, 2017 and 2016 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Deferred directors’ fees	$195,000	$338,000
Allowance for loan losses	134,000	182,000
Net operating loss carryforward	165,000	138,000
AMT credit carryforward	34,720	35,000
Charitable contribution carryforward	59,000	86,000
Professional fees	49,000	77,000
Securities available for sale	121,082	246,159
Other	23,278	28,420
Gross deferred tax assets	781,080	1,130,579
Valuation allowance	(96,000)	(106,000)
Net deferred tax assets	685,080	1,024,579
Deferred tax liabilities:
Securities	—	—
Prepaid expenses	(14,000)	(21,000)
FHLB stock dividends	(25,000)	(38,000)
Fixed assets	—	(6,000)
Intangible assets	(15,000)	(25,000)
Other	—	—
Gross deferred tax liabilities	(54,000)	(90,000)
Net deferred tax assets	$631,080	$934,579
Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at December 31, 2017 and 2016, related to the charitable contribution carryforward. The charitable contribution expires if not used by 2020. In addition, as of December 31, 2017, a $34,000 valuation allowance was recorded related to the deferred Iowa income tax items of WCF Bancorp, Inc. As of December 31, 2017 the Company had a federal net operating loss carryforward of $693,000 and a state net operating loss carryforward of $382,000 which expire from 2035 to 2037.
As of December 31, 2017, the Company had no material unrecognized tax benefits. The evaluation was performed for those tax years that remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.
Under previous law, the provisions of the IRS and similar sections of Iowa law permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. Legislation passed in 1996 eliminated the percentage of taxable income method as an option for computing bad debt deductions for 1996 and in future years.
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at December 31, 2017 and 2016, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $523,000.

(8)	Benefit Plans

(a)	Retirement Plans
The Bank is a participant in the Financial Institutions Retirement Fund (FIRF), and all of its officers and employees hired prior to November 1, 2008 are covered by the retirement plan. In August 2008, the board of directors passed a resolution to change the Employer’s Basis of Participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan). The amendment excludes employees who began employment after November 1, 2008 from receiving benefits under the defined-benefit plan. The defined-benefit plan had total assets of $5.1 million and total liabilities of $5 million with an excess funding in the plan of $141,495 as of June 30, 2017, the date of the latest actuarial valuation. In 2016 the defined-benefit plan had total assets of $4.9 million and total liabilities of $4.7 million with an excess funding in the plan of $215,758 as of June 30, 2016, the date of the latest actuarial valuation. The Company has not undertaken, and does not intend, to voluntarily withdraw or partially withdraw from the defined-benefit plan. Additionally, there are no known intentions to terminate the defined-benefit plan.
The Company’s contribution to the Pentegra Defined Benefit Plan was less than five percent of all contributions received. The table below provides additional information for the defined-benefit plan:

Plan Name	Pentegra Defined Benefit Plan for Financial Institutions
Plan numbers	13-5645888 #333
Funded status:
Plan year ending 6/30/17	At least 80% funded
Plan year ending 6/30/16	At least 80% funded
Employer contributions:
Plan year ending 6/30/17	$62,434
Plan year ending 6/30/16	$28,730
Surcharge imposed	No
Rehabilitation plan in place	No
Minimum contribution required	Yes
The minimum contributions required relate to on-going servicing costs associated with managing the plan and do not relate to a minimum contribution required to keep the funding status above critical levels.
On November 1, 2008, the Company began participating in the Pentegra Defined Contribution Plan. The defined-contribution plan covers employees who began employment after November 1, 2008, with a company match of employee contributions up to 6% of the employee’s salary. Employees covered under the defined-benefit plan can also participate in the defined-contribution plan, but the company match is only available to employees who began employment after November 1, 2008. On January 1, 2012 the Company switched defined-contribution plan providers from Pentegra Defined Contribution Plan to Architect 401(k) MEP, provided by The Finway Group. There were $17,283 and $11,656 in contributions made by the Company to the defined-contribution plan in 2017 and 2016, respectively.

(b)	Deferred Compensation
The Company has deferred compensation agreements with certain directors. At December 31, 2017 and 2016, accrued deferred compensation of $780,886 and $905,554, respectively, was recorded in accrued expenses and other liabilities. Directors’ fees deferred were $12,400 and $13,200 for 2017 and 2016, respectively. Retired directors withdrew $137,068 and $138,028 in 2017 and 2016, respectively. Interest of $35,151 and $40,275 was accrued in 2017 and 2016, respectively.

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
The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares are to be released annually from the suspense account and the released shares will be allocated to participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period. The Company recognizes compensation expenses for dividends paid to unallocated shares. Committed to be released shares are considered outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At December 31, 2017 there were 13,691 allocated shares and 157,447 unallocated shares.   The fair value of unallocated ESOP shares at December 31, 2017 was $1.5 million.

(9)	Stockholders’ Equity

(a)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of December 31, 2017 and 2016.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of December 31, 2017 and 2016 (dollars in thousands).

	December 31, 2017
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,657	23.40%	$4,897	4.00%	N/A	N/A
WCF Financial Bank	19,117	16.50	4,637	4.00	5,796	5.00%

Common equity tier 1:
Consolidated	28,657	50.20	3,283	5.75	3,712	6.50
WCF Financial Bank	19,117	34.50	3,191	5.75	3,607	6.50

Risk-based capital:
Consolidated	29,195	51.10	5,282	9.25	5,710	10.00
WCF Financial Bank	19,655	35.40	5,133	9.25	5,549	10.00

Tier 1 risk-based capital:
Consolidated	28,657	50.20	4,140	7.25	4,568	8.00
WCF Financial Bank	19,117	34.50	4,023	7.25	4,439	8.00

	December 31, 2016
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$29,192	24.30%	$4,812	4.00%	N/A	N/A
WCF Financial Bank	18,993	16.00	4,753	4.00	5,941	5.00%

Common equity tier 1:
Consolidated	29,192	55.30	2,706	5.13	3,432	6.50
WCF Financial Bank	18,993	36.80	2,648	5.13	3,359	6.50

Risk-based capital:
Consolidated	29,679	56.20	4,554	8.63	5,280	10.00
WCF Financial Bank	19,480	37.70	4,457	8.63	5,167	10.00

Tier 1 risk-based capital:
Consolidated	29,192	55.30	3,498	6.63	4,224	8.00
WCF Financial Bank	18,993	36.80	3,423	6.63	4,134	8.00
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of December 31, 2017, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(b)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 all four quarters for year ended December 31, 2017. In 2016 the Company declared and paid and a $0.06 dividend in the first quarter and a $.05 dividend in both the third and fourth quarters ended December 31, 2016 , not paying a dividend in the second quarter of 2016. Per Share amounts related to periods prior to the date of completion of the Conversion (July 13, 2016) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (0.8115 to one).
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

The following tables summarize financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value on a recurring basis in the consolidated balance sheets.

	December 31, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,233,795	$—	$1,233,795
Mortgage-backed securities	—	26,784,589	—	26,784,589
Municipal bonds	—	15,111,097	—	15,111,097
Total	$—	$43,129,481	$—	$43,129,481

	December 31, 2016
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$243,065	$—	$243,065
Mortgage-backed securities	—	31,396,806	—	31,396,806
Municipal bonds	—	12,514,086	—	12,514,086
Corporate bonds	—	498,880	—	498,880
Total	$—	$44,652,837	$—	$44,652,837
There have been no changes in valuation methodologies at December 31, 2017 compared to December 31, 2016 and there were no transfers between levels during the periods ended December 31, 2017 and 2016.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower‑of‑cost or fair value accounting or write‑downs of individual assets. As of December 31, 2017 and December 31, 2016, the Company did not have any material assets measured at fair value on a nonrecurring basis.

The estimated fair values of Company’s financial instruments at December 31, 2017 and 2016 were as follows:

		December 31, 2017		December 31, 2016
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$3,310,400	$3,310,400	$1,716,578	$1,716,578
Federal funds sold	Level 1	2,672,000	2,672,000	1,306,000	1,306,000
Time deposits in other financial institutions	Level 1	4,545,878	4,545,878	5,037,068	5,037,068
Securities available for sale	See previous table	43,129,481	43,129,481	44,652,837	44,652,837
Loans receivable, net	Level 2(1)	68,411,395	69,008,986	60,576,387	61,896,952
FHLB stock	Level 1	703,400	703,400	354,800	354,800
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	439,855	439,855	422,949	422,949
Financial liabilities:
Deposits	Level 2	87,741,341	87,828,194	87,089,680	87,223,680
FHLB advances	Level 2	14,000,000	14,052,000	5,500,000	5,504,950
Accrued interest payable	Level 1	13,982	13,982	3,196	3,196

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(11)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of $200,677 and $360,455 as of December 31, 2017 and 2016, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 2.99% to 5.50%.

(12)	Parent Company Only Financial Statements
The following parent only balance sheets, statements of operations and cash flows for WCF Bancorp, Inc. should be read in conjunction with the consolidated statements and the notes thereto.

Balance Sheets	December 31,
	2017	2016
Assets
Cash and cash equivalents	$2,218,386	$4,663,788
Time deposits in other financial institutions	1,233,000	743,000
Securities available-for-sale	4,118,128	2,802,530
Loans receivable, net	57,986	60,183
Investment in WCF Financial Bank	18,910,498	18,653,613
Deferred taxes on income	117,664	136,848
Income tax receivable	10,260	—
Accrued interest receivable	12,700	8,092
Prepaid expenses and other assets	1,767,443	1,817,945
Total assets	$28,446,065	$28,885,999

Liabilities and Stockholders' Equity
Other liabilities	$16,551	$39,019

Common stock	25,615	25,615
Additional paid-in capital	14,215,017	14,201,795
Retained earnings	15,758,826	16,354,380
Accumulated other comprehensive income	(310,368)	(420,466)
Unearned ESOP shares	(1,259,576)	(1,314,344)
Total stockholders' equity	28,429,514	28,846,980
Total liabilities and stockholders' equity	$28,446,065	$28,885,999

Statements of Operations	Years Ended December 31,
	2017	2016

Interest income:
Loans receivable	$3,330	$4,154
Investment securities	84,213	10,516
Other interest earning asset	66,697	26,628
Total interest income	154,240	41,298
Noninterest income	41,693	34,217

Noninterest expense	313,558	258,660

Loss before income taxes and equity in undistributed earnings of Bank	(117,625)	(183,145)
Tax expense (benefit)	20,992	(60,237)
Loss before equity in undistributed earnings of Bank	(138,617)	(122,908)
Equity in undistributed earnings (loss) of Bank	22,512	232,321
Net (loss) income	$(116,105)	$109,413

Statements of Cash Flows	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(116,105)	$109,413
Adjustments to reconcile net (loss) to net cash used for operating activities:
Equity in net income (loss) of Bank	(22,512)	(232,321)
Amortization of premiums and discounts	47,169	1,915
ESOP Expenses	67,990	60,304
Net change in accrued interest receivable	(4,608)	(7,025)
Deferred taxes	(67,865)	(58,580)
Net change in other assets	50,502	(20,140)
Net change in other liabilities	(34,459)	33,154
Net cash provided by (used in) operating activities	(79,888)	(113,280)
Cash flow from investing activities:
Proceeds from maturity of time deposits in other institutions	1,233,000	1,241,522
Purchase of time deposits in other financial institutions	(1,723,000)	(1,984,522)
Proceeds from maturities and calls of securities available-for-sale	729,086	213,916
Purchase of investment securities available for sale	(2,127,347)	(2,854,389)
Capital contributions to subsidiaries	—	(5,747,240)
Net advances on ESOP note	—	(1,309,961)
Net change in loans receivable	2,197	2,479
Net change provided by (used in) investing activities	(1,886,064)	(10,438,195)
Cash flow from financing activities:
Stock sale proceeds	—	15,744,744
Merger of WCF MHC into WCF Bancorp, Inc.	—	793,129
Stock offering costs	—	(1,609,457)
Cash dividends paid	(479,450)	(390,072)
Net cash provided by (used in) financing activities	(479,450)	14,538,344
Net increase (decrease) in cash and cash equivalents	(2,445,402)	3,986,869
Cash and cash equivalents at beginning of year	4,663,788	676,919
Cash and cash equivalents at end of the year	$2,218,386	$4,663,788

(13)	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at December 31, 2017 and 2016 were as follows:

	2017	2016
Unrealized holding (losses) gains on securities available-for-sale	$(488,791)	$(666,625)
Tax impact	178,424	246,159
	$(310,367)	$(420,466)

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

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
Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).”  Based on such assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective, based on those criteria.
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

Part III
Item 10    Directors, Executive Officers and Corporate Governance
Information concerning directors and executive offers of the Company is incorporated herein by reference to the Proxy Statement, specifically the section captioned "Management".

Item 11    Executive Compensation
Information concerning executive compensation is incorporated herein by reference to the Proxy Statement, specifically the section captioned "Management".

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference to the Proxy Statement, specifically the section captioned "Management".

Item 13    Certain Relationships and Related Transactions, and Director Independence
Information concerning relationships, transactions and director independence is incorporated herein by reference to the Proxy Statement, specifically the section captioned "Management".

Item 14    Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference to the Proxy Statement, specifically the section captioned "Management".

Part IV
Item 15    Exhibits, Financial Statement Schedules
(a)(1)Financial Statements.
The following documents are filed as part of this report on Form 10‑K at pages 44 through 50 above:
(a)(2)Financial Statement Schedules.
All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3)Exhibits.
The following exhibits are filed with this Form 10‑K or incorporated herein by reference to the document identified for such exhibit in the list below:

3.1	Articles of Incorporation of WCF Bancorp, Inc.*
3.2	Bylaws of WCF Bancorp, Inc.*
4	Form of Common Stock Certificate *
10.2	Employment Agreement with Stephen L. Mourlam *
21	Subsidiaries of Registrant *
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Incorporated by reference to Exhibit 3.1 to the Company’s form S-1 Registration Statement filed on March 10, 2016

Item 16    Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCF BANCORP, INC.

Date: March 29, 2018	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Stephen L. Mourlam	President/Chief Executive Officer (Principal Executive Officer)	March 29, 2018

/s/ Stacy J. Johnson	Chief Financial Officer (Principal Financial Officer)	March 29, 2018

/s/ C. Thomas Chalstrom	Director	March 29, 2018

/s/ Thomas J. Hromatka	Director	March 29, 2018

/s/ Heidi Tesdahl	Director	March 29, 2018

/s/ Kasie L. Doering	Director	March 29, 2018

/s/ Harold J. Pursley	Director	March 29, 2018