Form 10-Q
period 2018-03-31
WCF Bancorp, Inc.
filed 2018-05-15
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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
YES [   ]     NO [X]

As of May 11, 2018, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2018 (unaudited) and December 31, 2017

Assets	March 31, 2018	December 31, 2017
Cash and due from banks	$2,970,513	$3,310,400
Federal funds sold	1,334,000	2,672,000
Cash and cash equivalents	4,304,513	5,982,400
Time deposits in other financial institutions	4,545,580	4,545,878
Securities available-for-sale, at fair value	46,043,859	43,129,481
Loans receivable	67,285,051	68,949,715
Allowance for loan losses	(557,027)	(538,319)
Loans receivable, net	66,728,024	68,411,396
Federal Home Loan Bank (FHLB) stock, at cost	710,000	703,400
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,723,042	3,791,429
Deferred taxes on income	746,514	631,080
Income taxes receivable	—	40,320
Accrued interest receivable	414,460	439,855
Goodwill	55,148	55,148
Bank-owned life insurance	3,161,422	3,138,112
Prepaid expenses and other assets	1,017,328	1,205,146
Total assets	$131,597,390	$132,221,145
Liabilities and Stockholders' Equity
Deposits	$87,751,945	$87,740,194
FHLB advances	14,000,000	14,000,000
Advance payments by borrowers for taxes and insurance	281,316	527,774
Accrued interest payable	110,856	13,983
Accrued expenses and other liabilities	1,413,314	1,509,680
Total liabilities	103,557,431	103,791,631
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at March 31, 2018 and December 31, 2017	25,615	25,615
Additional paid-in capital	14,215,017	14,215,017
Retained earnings, substantially restricted	15,966,849	15,758,825
Accumulated other comprehensive loss	(921,638)	(310,367)
Unearned ESOP Shares	(1,245,884)	(1,259,576)
Total stockholders' equity	28,039,959	28,429,514
Total liabilities and stockholders' equity	$131,597,390	$132,221,145

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans receivable	$739,664	$722,826
Investment securities - taxable	160,729	152,251
Investment securities - tax exempt	62,793	72,505
Other interest earning assets	34,042	19,565
Total interest income	997,228	967,147
Interest expense:
Deposits	164,381	149,373
FHLB advances	77,425	14,850
Total interest expense	241,806	164,223
Net interest income	755,422	802,924
Provision for losses on loans	19,500	18,000
Net interest income after provision for losses on loans	735,922	784,924
Noninterest income:
Fees and service charges	96,132	99,066
Loss on sale of securities available-for-sale, net	(14,465)	—
Increase in cash value - bank-owned life insurance	23,309	41,555
Gain on sale of land	435,818	—
Other (loss) income	(9,923)	17,700
Total noninterest income	530,871	158,321
Noninterest expense:
Compensation, payroll taxes, and employee benefits	368,902	368,802
Advertising	17,776	18,747
Office property and equipment	107,903	123,807
Federal insurance premiums	8,111	7,949
Data processing services	123,327	108,004
Charitable contributions	1,800	905
Other real estate expenses, net	4,923	2,214
Dues and subscriptions	10,797	8,526
Accounting, regulatory and professional fees	139,137	142,943
Debit card expenses	1,123	2,197
Other expenses	92,468	91,757
Total noninterest expense	876,267	875,851
Earnings before taxes on income	390,526	67,394
Tax expense (benefit)	106,002	(10,480)
Net income	$284,524	$77,874
Basic earnings per common share	$0.12	$0.03
Diluted earnings per common share	$0.12	$0.03

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$284,524	$77,874

Other comprehensive (loss) income
Net change in unrealized gains or losses on securities	(734,338)	32,379
Reclassification adjustment for net gain realized in net income	(14,465)	—
Income tax (expense) benefit	181,203	(18,125)
Other comprehensive (loss) income	(567,600)	14,254
Comprehensive (loss) income	$(283,076)	$92,128

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$28,846,980
Net income	—	—	77,874	—	—	77,874
Other comprehensive income	—	—	—	—	14,254	14,254
Release of ESOP Shares	—	—	—	13,692	—	13,692
Dividends paid on common stock,
$0.05 per common share	—	—	(119,862)	—	—	(119,862)
Balance at March 31, 2017	$25,615	$14,201,795	$16,312,392	$(1,300,652)	$(406,212)	$28,832,938

Balance at December 31, 2017	$25,615	$14,215,017	$15,758,825	$(1,259,576)	$(310,367)	$28,429,514
Net income	—	—	284,524	—	—	284,524
Other comprehensive loss	—	—	—	—	(567,600)	(567,600)
Reclass of stranded tax effects of rate change	—	—	43,671	—	(43,671)	—
Release of ESOP Shares	—	—	—	13,692	—	13,692
Dividends paid on common stock,
$0.05 per common share	—	—	(120,171)	—	—	(120,171)
Balance at March 31, 2018	$25,615	$14,215,017	$15,966,849	$(1,245,884)	$(921,638)	$28,039,959

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$284,524	$77,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	186,139	208,034
Provision for losses on loans	19,500	18,000
ESOP expenses	13,692	13,692
Deferred taxes on income	65,769	(9,000)
Loss on sales of securities	14,465	—
Loss (Gain) on sale of other real estate owned	9,417	(9,095)
Increase in cash value of bank-owned life insurance	(23,309)	(41,555)
Change in:
Accrued interest receivable	25,395	9,343
Prepaid expenses and other assets	257,062	(97,326)
Advance payments by borrowers for taxes and insurance	(246,458)	(201,760)
Accrued interest payable	96,874	82,974
Accrued expenses and other liabilities	(96,366)	(129,908)
Income tax receivable	40,320	(1,480)
Net cash provided by (used in) operating activities	647,024	(80,207)
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	1,719,298	1,474,297
Purchase of time deposits in other financial institutions	(1,719,000)	(1,474,000)
Proceeds from calls and maturities of investment securities available-for-sale	1,455,555	1,514,080
Proceeds from sale of investment securities available-for-sale	2,121,241	—
Purchase of investment securities available-for-sale	(7,372,195)	(2,127,347)
Net change in loans receivable	1,585,210	(452,788)
Net change in FHLB stock	(6,600)	(8,600)
Net cash used in investing activities	(2,216,491)	(1,074,358)
Cash flows from financing activities:
Net change in deposits	11,751	2,443,260
Dividends paid	(120,171)	(119,862)
Net cash (used in) provided by financing activities	(108,420)	2,323,398
Net (decrease) increase in cash and cash equivalents	(1,677,887)	1,168,833
Cash and cash equivalents at beginning of year	5,982,400	3,022,578
Cash and cash equivalents at end of quarter	$4,304,513	$4,191,411
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$144,932	$81,249
Noncash investing activities:
Transfers to other real estate owned from loans	104,929	5,584
Transfers to finance the sale of other real estate owned	26,267	67,095

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of WCF Bancorp, Inc. (the Company), and its wholly owned subsidiary WCF Financial Bank (the Bank), and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2017. The consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from the estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended December 31, 2017.
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2018, the Company does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Company's assessment of its revenue recognition policies under FASB topic 606 is not yet complete (see "Current Accounting Developments").

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
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were $14,465 and $0 of net realized losses for the three months ended March 31, 2018 and 2017, respectively.
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
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Bank is also subject to minimum regulatory capital requirements. At March 31, 2018 and December 31, 2017, capital levels exceeded minimum capital requirements (see note 6).
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
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2018 and March 31, 2017 is presented below.

	Three Months Ended March 31,
	2018	2017
Net income	$284,524	$77,874

Weighted average common shares outstanding and diluted common shares outstanding	2,410,295	2,404,096

Basic earnings per common share	$0.12	$0.03
Diluted earnings per common share	$0.12	$0.03

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

Employee Stock Ownership Plan
The Company established the ESOP on July 13, 2016 in connection with its common stock offering. In conjunction with the second-step conversion, the ESOP purchased 171,138 shares at $8.00 per share. To fund the purchase, the ESOP borrowed $1.4 million from the Company at a variable rate equal to the lowest Prime Rate published in The Wall Street Journal, to be repaid on a prorate basis in 25 substantially equal annual installments. The collateral for the loan is the common stock of the Company purchased by the ESOP.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At March 31, 2018 there were 13,691 allocated shares and 157,447 unallocated shares.   The fair value of unallocated ESOP shares at March 31, 2018 was approximately $1,533,000.

Subsequent Events
On April 25, 2018, the board of directors declared a $0.05 per share cash dividend payable on May 25, 2018 to shareholders of record as of May 11, 2018.

Current Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. This update will be effective for interim and annual periods beginning after December 15, 2018. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.
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
The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company adopted the amendment in the first quarter of 2018 using the beginning of the period option.

(2)	Securities Available-for-Sale
Securities available-for-sale at March 31, 2018 and December 31, 2017 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018:
U.S. agency securities	$1,239,623	$—	$43,404	$1,196,219
Mortgage-backed securities*	31,397,455	—	864,774	30,532,681
Municipal bonds	14,629,911	28,937	343,889	14,314,959
	$47,266,989	$28,937	$1,252,067	$46,043,859
December 31, 2017:
U.S. agency securities	$1,239,357	$—	$5,562	$1,233,795
Mortgage-backed securities*	27,331,766	—	547,177	26,784,589
Municipal bonds	15,050,942	107,569	47,414	15,111,097
	$43,622,065	$107,569	$600,153	$43,129,481

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at March 31, 2018 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	1,089,477	1,090,398
Due after five years, but less than ten years	7,200,981	7,072,735
Due after ten years	7,579,076	7,348,045
	15,869,534	15,511,178
Mortgage-backed securities	31,397,455	30,532,681
	$47,266,989	$46,043,859

The details of the sales of investment securities for the three months ended March 31, 2018 and 2017 are summarized in the following table.

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$2,121,241	$—
Gross gains on sales	—	—
Gross losses on sales	14,465	—
At March 31, 2018 and December 31, 2017, accrued interest receivable for securities available-for-sale totaled approximately $235,000 and $221,000, respectively.

The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$957,353	$32,447	$238,866	$10,957	$1,196,219	$43,404
Mortgage-backed securities	4,683,175	109,394	21,023,017	755,380	25,706,192	864,774
Municipal bonds	9,491,726	255,685	2,160,673	88,204	11,652,399	343,889
Total	$15,132,254	$397,526	$23,422,556	$854,541	$38,554,810	$1,252,067

	December 31, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$989,537	$29	$244,248	$5,533	$1,233,785	$5,562
Mortgage-backed securities	5,944,732	80,034	20,843,664	467,143	26,788,396	547,177
Municipal bonds	4,913,243	18,791	2,224,660	28,623	7,137,903	47,414
Total	$11,847,512	$98,854	$23,312,572	$501,299	$35,160,084	$600,153
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of March 31, 2018 and December 31, 2017.

(3)	Loans Receivable
At March 31, 2018 and December 31, 2017, loans receivable consisted of the following segments:

	March 31, 2018	December 31, 2017
Loans:
One-to-four family residential	$54,965,103	$56,091,358
Non-owner occupied one-to-four family residential	3,080,597	3,116,832
Commercial real estate	3,107,105	3,615,351
Consumer	6,140,573	6,145,488
Total loans receivable	67,293,378	68,969,029
Discounts on loans purchased	17,700	10,650
Deferred loan costs (fees)	(26,027)	(29,964)
Allowance for loan losses	(557,027)	(538,319)
	$66,728,024	$68,411,396
Accrued interest receivable on loans receivable was $179,731 and $218,967 at March 31, 2018 and December 31, 2017, respectively.
The loan portfolio included approximately $40.0 million of fixed rate loans as of March 31, 2018 and $40.6 million as of December 31, 2017. The loan portfolio also included approximately $27.3 million and $28.4 million of variable rate loans as of March 31, 2018 and December 31, 2017, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	402,310	26,893	32,255	95,569	557,027
Total	$402,310	$26,893	$32,255	$95,569	$557,027

Loans receivable:
Individually evaluated for impairment	$—	$—	$275,515	$—	$275,515
Collectively evaluated for impairment	54,965,103	3,080,597	2,831,590	6,140,573	67,017,863
Total	$54,965,103	$3,080,597	$3,107,105	$6,140,573	$67,293,378

	December 31, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	393,341	25,893	33,204	85,881	538,319
Total	$393,341	$25,893	$33,204	$85,881	$538,319

Loans receivable:
Individually evaluated for impairment	$—	$—	$274,804	$—	$274,804
Collectively evaluated for impairment	56,091,358	3,116,832	3,340,547	6,145,488	68,694,225
Total	$56,091,358	$3,116,832	$3,615,351	$6,145,488	$68,969,029

Activity in the allowance for loan losses by segment for the three months ended March 31, 2018 and 2017 is summarized in the following tables:

	Three months ended March 31, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$393,341	$—	$—	$8,969		$402,310
Non-owner occupied one-to-four family residential	25,893	—	—	1,000		26,893
Commercial real estate	33,204	—	—	(949)	*	32,255
Consumer	85,881	792	—	10,480		95,569
Total	$538,319	$792	$—	$19,500		$557,027

	Three months ended March 31, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$319,849	$4,810	$—	$16,697		$331,736
Non-owner occupied one-to-four family residential	28,231	—	—	465		28,696
Commercial real estate	37,135	—	—	3,664		40,799
Consumer	101,899	—	71	(2,826)	*	99,144
Total	$487,114	$4,810	$71	$18,000		$500,375

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first three months of 2018.

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

The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Total
March 31, 2018:
Loans
One-to-four family residential	$53,376,724	$1,012,128	$576,251	$54,965,103
Non-owner occupied one-to-four family residential	2,747,677	17,691	315,229	3,080,597
Commercial real estate	2,795,889	35,701	275,515	3,107,105
Consumer	5,873,314	223,150	44,109	6,140,573
Total	$64,793,604	$1,288,670	$1,211,104	$67,293,378

	Pass	Special mention/watch	Substandard	Total
December 31, 2017:
Loans
One-to-four family residential	$54,042,992	$1,412,334	$636,032	$56,091,358
Non-owner occupied one-to-four family residential	2,782,817	17,861	316,154	3,116,832
Commercial real estate	3,304,369	36,178	274,804	3,615,351
Consumer	5,830,415	252,722	62,351	6,145,488
Total	$65,960,593	$1,719,095	$1,289,341	$68,969,029
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
The Company had one impaired loan as of March 31, 2018 and December 31, 2017. No interest income was recorded on impaired loans during 2018 or 2017.

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
The following tables set forth the composition of the Company’s past-due loans at March 31, 2018 and December 31, 2017.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
March 31, 2018:
Loans
One-to-four family residential	$460,075	$259,130	$432,381	$1,151,586	$53,813,517	$54,965,103	$284,509
Non-owner occupied one-to-four family residential	—	17,691	176,858	194,549	2,886,048	3,080,597	—
Commercial real estate	35,701	—	275,515	311,216	2,795,889	3,107,105	—
Consumer	119,861	61,271	37,574	218,706	5,921,867	6,140,573	39,226
Total	$615,637	$338,092	$922,328	$1,876,057	$65,417,321	$67,293,378	$323,735

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2017:
Loans
One-to-four family residential	$566,234	$542,356	$491,792	$1,600,382	$54,490,976	$56,091,358	$341,167
Non-owner occupied one-to-four family residential	17,861	177,037	—	194,898	2,921,934	3,116,832	—
Commercial real estate	36,178	—	274,804	310,982	3,304,369	3,615,351	—
Consumer	171,789	76,558	54,568	302,915	5,842,573	6,145,488	57,267
Total	$792,062	$795,951	$821,164	$2,409,177	$66,559,852	$68,969,029	$398,434
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Loans
One-to-four family residential	$147,872	$150,625
Commercial real estate	275,515	274,804
Total	$423,387	$425,429

(4)	Deposits
At March 31, 2018 and December 31, 2017, deposits are summarized as follows:

	March 31, 2018	December 31, 2017
Statement savings	$15,047,022	$14,536,815
Money market plus	11,441,057	11,749,674
NOW	18,999,009	18,749,026
Certificates of deposit	42,264,857	42,704,679
	$87,751,945	$87,740,194

Included in the NOW accounts were approximately $4.9 million and $4.6 million of non-interest bearing deposits as of March 31, 2018 and December 31, 2017, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	March 31, 2018
	Federal	State	Total
Current	$25,933	$14,300	$40,233
Deferred	65,769	—	65,769
	$91,702	$14,300	$106,002

	March 31, 2017
	Federal	State	Total
Current	$(230)	$(1,250)	$(1,480)
Deferred	(14,000)	5,000	(9,000)
	$(14,230)	$3,750	$(10,480)

Taxes on income for the three months ending March 31, 2018, and 2017, differ from the amounts computed by applying the federal income tax rate of 21% and 34% respectively to earnings before taxes on income for the following reasons, expressed in dollars:

	March 31, 2018	March 31, 2017
Federal tax at statutory rate	$82,010	$22,905
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	11,297	2,475
Tax-exempt income	(11,840)	(22,144)
Bank-owned life insurance	(4,895)	(14,129)
Valuation allowance	2,000	11,000
Other	27,430	(10,587)
	$106,002	$(10,480)

Federal income tax expense for the periods ended March 31, 2018 and December 31, 2017 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2018 and December 31, 2017 are presented below:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Deferred directors’ fees	$185,000	$195,000
Allowance for loan losses	139,000	134,000
Net operating loss carryforward	98,000	165,000
AMT credit	34,720	34,720
Charitable contribution	59,000	59,000
Professional fees	48,000	49,000
Securities available-for-sale	301,492	121,082
Fixed assets	3,000	—
Other	30,302	23,278
Gross deferred tax assets	898,514	781,080
Valuation allowance	(98,000)	(96,000)
Net deferred tax assets	800,514	685,080
Deferred tax liabilities:
Prepaid expenses	(14,000)	(14,000)
FHLB stock dividends	(25,000)	(25,000)
Intangible assets	(15,000)	(15,000)
Gross deferred tax liabilities	(54,000)	(54,000)
Net deferred tax assets	$746,514	$631,080

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at March 31, 2018 and December 31, 2017, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires if not used by 2020.
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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at March 31, 2018 and December 31, 2017, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $523,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three months ended March 31, 2018 and 2017.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of March 31, 2018 and December 31, 2017.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,876	23.60%	$5,259	4.00%	N/A	N/A
WCF Financial Bank	19,486	15.70	4,958	4.00	2,753	5.00%

Common equity tier 1:
Consolidated	28,876	50.60	3,511	6.38	3,665	6.50
WCF Financial Bank	19,486	35.40	3,571	6.38	3,579	6.50

Risk-based capital:
Consolidated	29,433	51.50	5,571	9.88	5,638	10.00
WCF Financial Bank	20,043	36.40	5,441	9.88	5,507	10.00

Tier 1 risk-based capital:
Consolidated	28,876	50.60	4,443	7.88	4,511	8.00
WCF Financial Bank	19,486	35.40	4,339	7.88	4,405	8.00

	December 31, 2017
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,657	23.40%	$4,897	4.00%	N/A	N/A
WCF Financial Bank	19,117	16.50	4,637	4.00	5,796	5.00%

Common equity tier 1:
Consolidated	28,657	50.20	3,283	5.75	3,712	6.50
WCF Financial Bank	19,117	34.50	3,191	5.75	3,607	6.50

Risk-based capital:
Consolidated	29,195	51.10	5,282	9.25	5,710	10.00
WCF Financial Bank	19,655	35.40	5,133	9.25	5,549	10.00

Tier 1 risk-based capital:
Consolidated	28,657	50.20	4,140	7.25	4,568	8.00
WCF Financial Bank	19,117	34.50	4,023	7.25	4,439	8.00
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of March 31, 2018, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend in the first quarter ended March 31, 2018 and declared and paid a $0.05 in the first quarter ended March 31, 2017.
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

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	March 31, 2018
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,196,219	$—	$1,196,219
Mortgage-backed securities*	—	30,532,681	—	30,532,681
Municipal bonds	—	14,314,959	—	14,314,959
Total	$—	$46,043,859	$—	$46,043,859

	December 31, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,233,795	$—	$1,233,795
Mortgage-backed securities*	—	26,784,589	—	26,784,589
Municipal bonds	—	15,111,097	—	15,111,097
Total	$—	$43,129,481	$—	$43,129,481

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.

There have been no changes in valuation methodologies at March 31, 2018 compared to December 31, 2017 and there were no transfers between levels during the periods ended March 31, 2018 and December 31, 2017.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of March 31, 2018 and December 31, 2017, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments (as described in note 1) at March 31, 2018 and December 31, 2017 were as follows:

		March 31, 2018		December 31, 2017
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$2,970,513	$2,970,513	$3,310,400	$3,310,400
Federal funds sold	Level 1	1,334,000	1,334,000	2,672,000	2,672,000
Time deposits in other	Level 1
financial institutions		4,545,580	4,545,580	4,545,878	4,545,878
Securities available-for-sale	See previous table	46,043,859	46,043,859	43,129,481	43,129,481
Loans receivable, net	Level 2 (1)	66,728,024	67,313,024	68,411,395	69,008,986
FHLB stock	Level 1	710,000	710,000	703,400	703,400
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	414,460	414,460	439,855	439,855
Bank owned life insurance	Level 1	3,161,422	3,161,422	3,138,112	3,138,112
Financial liabilities:
Deposits	Level 2	87,751,945	87,718,945	87,740,194	87,828,194
FHLB advances	Level 2	14,000,000	14,053,000	14,000,000	14,052,000
Accrued interest payable	Level 1	110,856	110,856	13,982	13,982

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies

The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $178,000 and $201,000 as of March 31, 2018 and December 31, 2017, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 2.99% to 5.00%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Unrealized holding losses on securities available-for-sale	$(1,223,130)	$(488,791)
Tax impact	301,492	178,424
	$(921,638)	$(310,367)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2018 compared to December 31, 2017 and the results of operations for three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2018.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets decreased $624,000, or 0.5%, to $131.6 million at March 31, 2018 from $132.2 million at December 31, 2017. The decrease was due to an decrease in federal funds sold of $1.3 million, or 50.1%, to $1.3 million at March 31, 2018 from $2.7 million, at December 31, 2017. Cash and due from banks decreased $340,000, or 10.4%, to $3.0 million at March 31, 2018 compared to $3.3 million at December 31, 2017. The decrease resulted from excess funds being used to finance additional investments. Investment securities available-for-sale increased $2.9 million, or 6.8%, to $46.0 million at March 31, 2018 from $43.1 million at December 31, 2017. The increase in investment securities available-for-sale was due to the additional investment of excess liquidity. Net loans receivable decreased $1.7 million, or 2.5%, to $66.7 million at March 31, 2018 from $68.4 million at December 31, 2017. The decrease in net loans receivable was primarily due to the large amount of payments/payoffs of one-to-four family residential and commerical.

Total liabilities decreased $234,000, or 0.2%, to $103.6 million at March 31, 2018 from $103.8 million at December 31, 2017. The decrease in liabilities was mainly due to the increased payments of property taxes due from borrowers. Deposits remained relatively unchanged at $87.8 million at March 31, 2018 compared to $87.7 million at December 31, 2017.

Stockholders' equity decreased $0.4 million to $28.0 million at March 31, 2018 from $28.4 million at December 31, 2017. The decrease resulted from a $568,000 decrease in market value of securities available-for-sale, a $14,000 decrease in the anticipated release of ESOP shares and $120,000 in dividends paid on common stock at $0.05 per common share offset, in part, by net income of $301,000 during the quarter.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net income increased $207,000, or 265.4%, to $285,000 for the three months ended March 31, 2018, from $78,000 for the same period in 2017. Basic/diluted earnings per share were $0.12 for the three months ended March 31, 2018 and $0.03 for the same period in 2017. Total interest income increased $30,000, or 3.1%, to $1.0 million for the 2018 quarter, compared to $1.0 million for the 2017 quarter. The increase in total interest income was from organic loan growth, interest in taxable investment securities, and other interest-earning assets. Total interest expense increased $78,000 to $242,000 for the three months ended March 31, 2018 from $164,000 for the same period in 2017 due to higher average balances of additional FHLB Advances period to period. The increase in net income is primarily due to a pre-tax gain of $436,000 ($329,000 after-tax) on the sale of land.

Each quarter an analysis of allowance factors is completed. Based on these factors, $19,500 provision for loan losses was recorded for the quarter ended March 31, 2018 compared to $18,000 provision for the quarter ended March 31, 2017. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2018. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans decreased $49,000, or 6.2%, to $736,000 for the three months ended March 31, 2018, from $785,000 for the three months ended March 31, 2017.

Noninterest income increased $373,000, or 236.1%, to $531,000 for the three months ended March 31, 2018 from $158,000 for the same period in 2017. The increase was due to the $436,000 profit on the sale of land owned by the Bank. The land sold is adjacent to the Bank's main location and was originally purchased for possible use by the Bank. Fees and service charges decreased $3,000, or 3.0%, to $96,000 for the three months ended March 31, 2018 compared to $99,000 for the quarter ended March 31, 2017. Cash value of bank-owned life insurance increased $18,000 for the three months ended March 31, 2018 compared to $42,000 for the quarter ended March 31, 2017. Other income decreased $28,000, for the three months ended March 31, 2018 from $17,700 other income for the same period in 2017. This increase was due to the profit on the sale of land mentioned above.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the three months ended March 31, 2018, noninterest expense remained unchanged at $876,000 for the quarter ended March 31, 2018 and 2017. Office property and equipment decreased $16,000, or 12.9%, to $108,000 for the three months ended March 31, 2018 compared to $124,000 for the quarter ended March 31, 2017 due to decreases in depreciation expense. Data processing services increased $15,000, or 13.9%, to $123,000 for the three months ended March 31, 2018 compared to $108,000 for the three month period ended March 31, 2017. This increase was due to additional services provided by our data processor. Federal insurance premiums remained the same at $8,000 during the three months ended March 31, 2018 and March 31, 2017. Accounting, regulatory and professional fees decreased $4,000, or 2.8%, to $139,000 in the first quarter of 2018 compared to $143,000 for the same quarter of 2017, due to reduced auditing and legal services.

We recognized an income tax expense of $106,000 for the three month period ended March 31, 2018 compared to an income tax benefit of $10,000 for the 2017 quarter. This expense was mainly due to the profit on the sale of land.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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

WCF BANCORP, INC.

Date: May 15, 2018	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer

Date: May 15, 2018	/s/ Stacy J. Johnson
Stacy J. Johnson
Chief Financial Officer