Form 10-Q
period 2018-06-30
WCF Bancorp, Inc.
filed 2018-08-15
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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
YES [   ]     NO [X]

As of August 14, 2018, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2018 (unaudited) and December 31, 2017

Assets	June 30, 2018	December 31, 2017
Cash and due from banks	$2,538,248	$3,310,400
Federal funds sold	914,000	2,672,000
Cash and cash equivalents	3,452,248	5,982,400
Time deposits in other financial institutions	3,316,282	4,545,878
Securities available-for-sale, at fair value	44,141,527	43,129,481
Loans receivable	65,588,876	68,949,715
Allowance for loan losses	(531,346)	(538,319)
Loans receivable, net	65,057,530	68,411,396
Federal Home Loan Bank (FHLB) stock, at cost	710,000	703,400
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,712,729	3,791,429
Deferred taxes on income	808,523	631,080
Income taxes receivable	1,596	40,320
Accrued interest receivable	418,494	439,855
Goodwill	55,148	55,148
Bank-owned life insurance	3,185,043	3,138,112
Prepaid expenses and other assets	1,007,156	1,205,146
Total assets	$126,013,776	$132,221,145
Liabilities and Stockholders' Equity
Deposits	$82,184,677	$87,740,194
FHLB advances	14,000,000	14,000,000
Advance payments by borrowers for taxes and insurance	559,789	527,774
Accrued interest payable	29,436	13,983
Accrued expenses and other liabilities	1,431,190	1,509,680
Total liabilities	98,205,092	103,791,631
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at June 30, 2018 and December 31, 2017	25,615	25,615
Additional paid-in capital	14,215,017	14,215,017
Retained earnings, substantially restricted	15,873,134	15,758,825
Accumulated other comprehensive loss	(1,072,890)	(310,367)
Unearned ESOP Shares	(1,232,192)	(1,259,576)
Total stockholders' equity	27,808,684	28,429,514
Total liabilities and stockholders' equity	$126,013,776	$132,221,145

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans receivable	$742,852	$725,320	$1,482,516	$1,448,145
Investment securities - taxable	219,221	153,198	379,950	305,449
Investment securities - tax exempt	55,338	70,839	118,131	143,345
Other interest earning assets	37,194	22,263	71,236	41,828
Total interest income	1,054,605	971,620	2,051,832	1,938,767
Interest expense:
Deposits	163,936	148,731	328,317	298,104
FHLB advances	78,285	15,248	155,710	30,098
Total interest expense	242,221	163,979	484,027	328,202
Net interest income	812,384	807,641	1,567,805	1,610,565
Provision for losses on loans	19,500	18,000	39,000	36,000
Net interest income after provision for losses on loans	792,884	789,641	1,528,805	1,574,565
Noninterest income:
Fees and service charges	113,260	117,703	209,392	216,769
Loss on sale of securities available-for-sale, net	—	—	(14,465)	—
Increase in cash value - bank-owned life insurance	23,622	25,531	46,931	67,086
Gain on sale of land	—	—	435,818	—
Other (loss) income	(4,884)	19,119	(14,807)	36,819
Total noninterest income	131,998	162,353	662,870	320,674
Noninterest expense:
Compensation, payroll taxes, and employee benefits	387,506	391,128	756,408	759,930
Advertising	17,335	25,587	35,111	44,334
Office property and equipment	101,703	107,596	209,607	231,403
Federal insurance premiums	8,506	8,966	16,617	16,915
Data processing services	117,670	118,130	240,997	226,134
Charitable contributions	450	5,600	3,086	6,505
Other real estate expenses, net	7,117	4,477	12,040	6,691
Dues and subscriptions	9,002	7,868	19,798	16,394
Accounting, regulatory and professional fees	159,106	192,986	298,243	335,929
Debit card expenses	1,500	2,210	2,623	4,407
Other expenses	101,534	90,838	193,165	182,594
Total noninterest expense	911,429	955,386	1,787,695	1,831,236
Earnings before taxes on income	13,453	(3,392)	403,980	64,003
Tax expense (benefit)	(13,003)	(31,921)	92,999	(42,400)
Net income	$26,456	$28,529	$310,981	$106,403
Basic earnings per common share	$0.01	$0.01	$0.13	$0.04
Diluted earnings per common share	$0.01	$0.01	$0.13	$0.04

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,456	$28,529	$310,981	$106,403

Other comprehensive (loss) income
Net change in unrealized gains or losses on securities	(161,403)	436,172	(895,741)	460,169
Reclassification adjustment for net loss realized in net income	—	—	(14,465)	—
Income tax (expense) benefit	10,150	(159,688)	191,353	(169,431)
Other comprehensive (loss) income	(151,253)	276,484	(718,853)	290,738
Comprehensive (loss) income	$(124,797)	$305,013	$(407,872)	$397,141

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$28,846,980
Net income	—	—	106,403	—	—	106,403
Other comprehensive income	—	—	—	—	290,738	290,738
Release of ESOP Shares	—	—	—	27,384	—	27,384
Dividends paid on common stock,
$0.05 per common share	—	—	(239,724)	—	—	(239,724)
Balance at June 30, 2017	$25,615	$14,201,795	$16,221,059	$(1,286,960)	$(129,728)	$29,031,781

Balance at December 31, 2017	$25,615	$14,215,017	$15,758,825	$(1,259,576)	$(310,367)	$28,429,514
Net income	—	—	310,981	—	—	310,981
Other comprehensive loss	—	—	—	—	(718,853)	(718,853)
Reclass of stranded tax effects of rate change	—	—	43,670	—	(43,670)	—
Release of ESOP Shares	—	—	—	27,384	—	27,384
Dividends paid on common stock,
$0.05 per common share	—	—	(240,342)	—	—	(240,342)
Balance at June 30, 2018	$25,615	$14,215,017	$15,873,134	$(1,232,192)	$(1,072,890)	$27,808,684

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$310,981	$106,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	292,104	417,789
Provision for losses on loans	39,000	36,000
ESOP expenses	27,384	27,384
Deferred taxes on income	13,911	(49,632)
Loss on sales of securities	14,465	—
Gain on sales of one-to-four family residential loans	—	(6,169)
Proceeds from sales of one-to-four family residential loans	—	271,296
Originations of one-to-four family residential loans	—	(265,127)
Loss (Gain) on sale of other real estate owned	30,947	(7,995)
Increase in cash value of bank-owned life insurance	(46,931)	(67,086)
Change in:
Accrued interest receivable	21,361	31,542
Prepaid expenses and other assets	269,200	(112,290)
Advance payments by borrowers for taxes and insurance	32,015	60,007
Accrued interest payable	15,453	9,665
Accrued expenses and other liabilities	(78,393)	(92,506)
Income tax receivable	38,724	10,600
Net cash provided by operating activities	980,221	369,881
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	3,683,595	2,948,595
Purchase of time deposits in other financial institutions	(2,454,000)	(2,948,000)
Proceeds from calls and maturities of investment securities available-for-sale	3,059,116	3,646,681
Proceeds from sale of investment securities available-for-sale	2,121,241	—
Purchase of investment securities available-for-sale	(7,352,182)	(2,127,370)
Net change in loans receivable	3,212,591	(1,143,855)
Net change in FHLB stock	(6,600)	(8,600)
Purchase of office property and equipment	21,725	(2,849)
Net cash provided by investing activities	2,285,486	364,602
Cash flows from financing activities:
Net change in deposits	(5,555,517)	379,724
Dividends paid	(240,342)	(239,724)
Net cash (used in) provided by financing activities	(5,795,859)	140,000
Net (decrease) increase in cash and cash equivalents	(2,530,152)	874,483
Cash and cash equivalents at beginning of year	5,982,400	3,022,578
Cash and cash equivalents at end of quarter	$3,452,248	$3,897,061
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$312,864	$318,537
Noncash investing activities:
Transfers to other real estate owned from loans	$135,542	$39,357
Transfers to finance the sale of other real estate owned	33,267	67,095

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of WCF Bancorp, Inc. (the Company), and its wholly owned subsidiary WCF Financial Bank (the Bank), and Webster City Federal Service Corp., have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2017. The consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
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
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2018, the Company does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Company's assessment of its revenue recognition policies under FASB topic 606 is not yet complete (see "Current Accounting Developments").

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).
Organization and Business
WCF Bancorp, Inc. (the Company) is an Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp, a federal corporation (Old Bancorp) upon completion of the second-step conversion of WCF Financial, M.H.C. from the mutual holding company to the stock holding company form of organization. WCF Financial, M.H.C. (the MHC) was the former mutual holding company for Old Bancorp prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of the MHC and Old Bancorp ceased to exist. The second-step conversion was completed on July 16, 2016 at which time the Company sold 2,139,231 shares of its common stock (including 171,138 shares purchased by the Bank's employee stock ownership plan, or ESOP) at $8.00 per share for gross proceeds of approximately $17.1 million. Expenses related to the stock offering totaled $1.7 million and were netted against proceeds. As a part of the second-step conversion, each of the outstanding shares of common stock of Old Bancorp held by persons other than the MHC were converted into 0.8115 shares of Company common stock with cash paid in lieu of fractional shares. As a result, a total of 2,561,542 shares were issues in the second-step conversion. As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 0.8115 exchange ratio unless otherwise noted.
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
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were no net realized gains or losses for the three months ended June 30, 2018 and 2017, respectively, and $14,465 of net realized losses and $0 for the six months ended June 30, 2018 and 2017, respectively.
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

Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by the Federal Reserve Board. The Bank is also subject to regulation and examination by the OCC and is subject to minimum regulatory capital requirements. At June 30, 2018 and December 31, 2017, capital levels exceeded minimum capital requirements (see note 6).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the six months ended June 30, 2018 and 2017 is presented below.

	Six Months Ended June 30,
	2018	2017
Current assets	$149,804	$143,100
Long-term assets	1,618,452	1,713,871
Current liabilities	108,406	77,280
Total equity	1,659,851	1,779,691
Total revenue	474,932	414,080
Net Income	79,127	60,751
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2018 and June 30, 2017 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,456	$28,529	$310,981	$106,403

Weighted average common shares outstanding and diluted common shares outstanding	2,410,295	2,404,096	2,410,295	2,404,096

Basic earnings per common share	$0.01	$0.01	$0.13	$0.04
Diluted earnings per common share	$0.01	$0.01	$0.13	$0.04

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At June 30, 2018 there were 27,384 allocated shares and 143,756 unallocated shares.   The fair value of unallocated ESOP shares at June 30, 2018 was approximately $1,232,000.

Subsequent Events
On July 25, 2018, the board of directors declared a $0.05 per share cash dividend payable on August 28, 2018 to shareholders of record as of August 13, 2018.

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

(2)	Securities Available-for-Sale
Securities available-for-sale at June 30, 2018 and December 31, 2017 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018:
U.S. agency securities	$1,239,890	$—	$46,749	$1,193,141
Mortgage-backed securities*	29,669,859	2,580	1,018,572	28,653,867
Municipal bonds	14,616,311	28,727	350,519	14,294,519
	$45,526,060	$31,307	$1,415,840	$44,141,527
December 31, 2017:
U.S. agency securities	$1,239,357	$—	$5,562	$1,233,795
Mortgage-backed securities*	27,331,766	—	547,177	26,784,589
Municipal bonds	15,050,942	107,569	47,414	15,111,097
	$43,622,065	$107,569	$600,153	$43,129,481

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2018 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	1,085,760	1,086,183
Due after five years, but less than ten years	7,198,710	7,072,507
Due after ten years	7,571,731	7,328,970
	15,856,201	15,487,660
Mortgage-backed securities	29,669,859	28,653,867
	$45,526,060	$44,141,527

The details of the sales of investment securities for the three and six months ended June 30, 2018 and 2017 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$—	$—	$2,121,241	—
Gross gains on sales	—	—	—	—
Gross losses on sales	—	—	14,465	—
At June 30, 2018 and December 31, 2017, accrued interest receivable for securities available-for-sale totaled approximately $213,000 and $221,000, respectively.

The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$953,916	$36,120	$239,225	$10,629	$1,193,141	$46,749
Mortgage-backed securities	6,279,611	122,161	21,395,759	896,411	27,675,370	1,018,572
Municipal bonds	9,066,442	272,949	2,166,890	77,570	11,233,332	350,519
Total	$16,299,969	$431,230	$23,801,874	$984,610	$40,101,843	$1,415,840

	December 31, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$989,537	$29	$244,248	$5,533	$1,233,785	$5,562
Mortgage-backed securities	5,944,732	80,034	20,843,664	467,143	26,788,396	547,177
Municipal bonds	4,913,243	18,791	2,224,660	28,623	7,137,903	47,414
Total	$11,847,512	$98,854	$23,312,572	$501,299	$35,160,084	$600,153
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of June 30, 2018 and December 31, 2017.

(3)	Loans Receivable
At June 30, 2018 and December 31, 2017, loans receivable consisted of the following segments:

	June 30, 2018	December 31, 2017
Loans:
One-to-four family residential	$53,094,260	$56,091,358
Non-owner occupied one-to-four family residential	3,163,463	3,116,832
Commercial real estate	2,834,855	3,615,351
Consumer	6,503,164	6,145,488
Total loans receivable	65,595,742	68,969,029
Discounts on loans purchased	17,486	10,650
Deferred loan costs (fees)	(24,352)	(29,964)
Allowance for loan losses	(531,346)	(538,319)
	$65,057,530	$68,411,396
Accrued interest receivable on loans receivable was $205,362 and $218,967 at June 30, 2018 and December 31, 2017, respectively.
The loan portfolio included approximately $39.6 million of fixed rate loans as of June 30, 2018 and $40.6 million as of December 31, 2017. The loan portfolio also included approximately $26.0 million and $28.4 million of variable rate loans as of June 30, 2018 and December 31, 2017, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	369,076	26,650	29,134	106,486	531,346
Total	$369,076	$26,650	$29,134	$106,486	$531,346

Loans receivable:
Individually evaluated for impairment	$—	$—	$275,515	$—	$275,515
Collectively evaluated for impairment	53,094,260	3,163,463	2,559,340	6,503,164	65,320,227
Total	$53,094,260	$3,163,463	$2,834,855	$6,503,164	$65,595,742

	December 31, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	393,341	25,893	33,204	85,881	538,319
Total	$393,341	$25,893	$33,204	$85,881	$538,319

Loans receivable:
Individually evaluated for impairment	$—	$—	$274,804	$—	$274,804
Collectively evaluated for impairment	56,091,358	3,116,832	3,340,547	6,145,488	68,694,225
Total	$56,091,358	$3,116,832	$3,615,351	$6,145,488	$68,969,029

Activity in the allowance for loan losses by segment for the three and six months ended June 30, 2018 and 2017 is summarized in the following tables:

	Three months ended June 30, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$402,310	$19,276	$2,423	$(16,381)	*	$369,076
Non-owner occupied one-to-four family residential	26,893	—	—	(243)	*	26,650
Commercial real estate	32,255	—	—	(3,121)	*	29,134
Consumer	95,569	28,328	—	39,245		106,486
Total	$557,027	$47,604	$2,423	$19,500		$531,346

	Three months ended June 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$331,736	$6,135	$133	$792		$326,526
Non-owner occupied one-to-four family residential	28,696	—	—	1,654		30,350
Commercial real estate	40,799	—	—	(2,346)	*	38,453
Consumer	99,144	13,923	—	17,900		103,121
Total	$500,375	$20,058	$133	$18,000		$498,450

	Six Months Ended June 30, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$393,341	$19,276	$2,423	$(7,412)	*	$369,076
Non-owner occupied one-to-four family residential	25,893	—	—	757		26,650
Commercial real estate	33,204	—	—	(4,070)	*	29,134
Consumer	85,881	29,120	—	49,725		106,486
Total	$538,319	$48,396	$2,423	$39,000		$531,346

	Six Months Ended June 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$319,849	$10,945	$133	$17,489		$326,526
Non-owner occupied one-to-four family residential	28,231	$—	$—	$2,119		$30,350
Commercial real estate	37,135	$—	$—	$1,318		$38,453
Consumer	101,899	$13,923	$71	$15,074		$103,121
Total	$487,114	$24,868	$204	$36,000		$498,450

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first six months of 2018.

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
The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Total
June 30, 2018:
Loans
One-to-four family residential	$51,758,334	$957,429	$378,497	$53,094,260
Non-owner occupied one-to-four family residential	2,849,866	137,785	175,812	3,163,463
Commercial real estate	2,559,340	—	275,515	2,834,855
Consumer	6,305,635	187,908	9,621	6,503,164
Total	$63,473,175	$1,283,122	$839,445	$65,595,742

	Pass	Special mention/watch	Substandard	Total
December 31, 2017:
Loans
One-to-four family residential	$54,042,992	$1,412,334	$636,032	$56,091,358
Non-owner occupied one-to-four family residential	2,782,817	17,861	316,154	3,116,832
Commercial real estate	3,304,369	36,178	274,804	3,615,351
Consumer	5,830,415	252,722	62,351	6,145,488
Total	$65,960,593	$1,719,095	$1,289,341	$68,969,029
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

The Company had no impaired loan as of June 30, 2018 and December 31, 2017. No interest income was recorded on impaired loans during 2018 or 2017.

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
The following tables set forth the composition of the Company’s past-due loans at June 30, 2018 and December 31, 2017.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
June 30, 2018:
Loans
One-to-four family residential	$342,544	$249,985	$329,062	$921,591	$52,172,669	$53,094,260	$—
Non-owner occupied one-to-four family residential	—	—	175,812	175,812	2,987,651	3,163,463	—
Commercial real estate	—	—	275,515	275,515	2,559,340	2,834,855	—
Consumer	67,185	92,483	59,055	218,723	6,284,441	6,503,164	—
Total	$409,729	$342,468	$839,444	$1,591,641	$64,004,101	$65,595,742	$—

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2017:
Loans
One-to-four family residential	$566,234	$542,356	$491,792	$1,600,382	$54,490,976	$56,091,358	$341,167
Non-owner occupied one-to-four family residential	17,861	177,037	—	194,898	2,921,934	3,116,832	—
Commercial real estate	36,178	—	274,804	310,982	3,304,369	3,615,351	—
Consumer	171,789	76,558	54,568	302,915	5,842,573	6,145,488	57,267
Total	$792,062	$795,951	$821,164	$2,409,177	$66,559,852	$68,969,029	$398,434

The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Loans
One-to-four family residential	$83,115	$150,625
Commercial real estate	275,515	274,804
Total	$358,630	$425,429

(4)	Deposits
At June 30, 2018 and December 31, 2017, deposits are summarized as follows:

	June 30, 2018	December 31, 2017
Statement savings	$15,413,006	$14,536,815
Money market plus	11,126,752	11,749,674
NOW	18,221,556	18,749,026
Certificates of deposit	37,423,363	42,704,679
	$82,184,677	$87,740,194

Included in the NOW accounts were approximately $5.0 million and $4.6 million of non-interest bearing deposits as of June 30, 2018 and December 31, 2017, respectively.

(5)	Taxes on Income
Taxes on income comprise the following:

	June 30, 2018
	Federal	State	Total
Current	$27,099	$12,900	$39,999
Deferred	50,000	3,000	53,000
	$77,099	$15,900	$92,999

	June 30, 2017
	Federal	State	Total
Current	$5,182	$2,050	$7,232
Deferred	(50,632)	1,000	(49,632)
	$(45,450)	$3,050	$(42,400)

Taxes on income for the six months ending June 30, 2018, and 2017, differ from the amounts computed by applying the federal income tax rate of 21% and 34% respectively to earnings before taxes on income for the following reasons, expressed in dollars:

	June 30, 2018	June 30, 2017
Federal tax at statutory rate	$84,836	$21,761
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	12,561	2,013
Tax-exempt income	(22,263)	(43,749)
Bank-owned life insurance	231	(22,809)
Valuation allowance	4,000	13,000
Other	13,634	(12,616)
	$92,999	$(42,400)

Federal income tax expense for the periods ended June 30, 2018 and December 31, 2017 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2018 and December 31, 2017 are presented below:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Deferred directors’ fees	$197,000	$195,000
Allowance for loan losses	133,000	134,000
Net operating loss carryforward	135,000	165,000
AMT credit	34,720	34,720
Charitable contribution	59,000	59,000
Professional fees	48,000	49,000
Securities available-for-sale	351,523	121,082
Fixed assets	(8,000)	—
Other	12,280	23,278
Gross deferred tax assets	962,523	781,080
Valuation allowance	(100,000)	(96,000)
Net deferred tax assets	862,523	685,080
Deferred tax liabilities:
Prepaid expenses	(14,000)	(14,000)
FHLB stock dividends	(25,000)	(25,000)
Intangible assets	(15,000)	(15,000)
Gross deferred tax liabilities	(54,000)	(54,000)
Net deferred tax assets	$808,523	$631,080

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at June 30, 2018 and December 31, 2017, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires if not used by 2020.

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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at June 30, 2018 and December 31, 2017, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $0 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $0.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three and six months ended June 30, 2018 and 2017.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of June 30, 2018 and December 31, 2017.

The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,802	22.16%	$5,197	4.00%	N/A	N/A
WCF Financial Bank	19,575	15.97	4,902	4.00	6,127	5.00%

Common equity tier 1:
Consolidated	28,802	53.29	7,471	6.38	8,446	6.50
WCF Financial Bank	19,575	38.82	7,046	6.38	7,965	6.50

Risk-based capital:
Consolidated	28,795	53.28	5,000	9.88	5,405	10.00
WCF Financial Bank	19,568	39.86	4,662	9.88	5,040	10.00

Tier 1 risk-based capital:
Consolidated	28,802	53.29	3,919	7.88	4,324	8.00
WCF Financial Bank	19,575	38.82	3,654	7.88	4,032	8.00

	December 31, 2017
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,657	23.40%	$4,897	4.00%	N/A	N/A
WCF Financial Bank	19,117	16.50	4,637	4.00	5,796	5.00%

Common equity tier 1:
Consolidated	28,657	50.20	3,283	5.75	3,712	6.50
WCF Financial Bank	19,117	34.50	3,191	5.75	3,607	6.50

Risk-based capital:
Consolidated	29,195	51.10	5,282	9.25	5,710	10.00
WCF Financial Bank	19,655	35.40	5,133	9.25	5,549	10.00

Tier 1 risk-based capital:
Consolidated	28,657	50.20	4,140	7.25	4,568	8.00
WCF Financial Bank	19,117	34.50	4,023	7.25	4,439	8.00

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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of June 30, 2018, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend in the quarter ended June 30, 2018 and declared and paid a $0.05 in the quarter ended June 30, 2017.
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association's capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association's net income for that year to date plus the savings association's retained net income for the proceeding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as WCF Financial Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.
An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	June 30, 2018
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,193,141	$—	$1,193,141
Mortgage-backed securities*	—	28,653,867	—	28,653,867
Municipal bonds	—	14,294,519	—	14,294,519
Total	$—	$44,141,527	$—	$44,141,527

	December 31, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,233,795	$—	$1,233,795
Mortgage-backed securities*	—	26,784,589	—	26,784,589
Municipal bonds	—	15,111,097	—	15,111,097
Total	$—	$43,129,481	$—	$43,129,481

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.

There have been no changes in valuation methodologies at June 30, 2018 compared to December 31, 2017 and there were no transfers between levels during the periods ended June 30, 2018 and December 31, 2017.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of June 30, 2018 and December 31, 2017, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments (as described in note 1) at June 30, 2018 and December 31, 2017 were as follows:

		June 30, 2018		December 31, 2017
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$2,538,248	$2,538,248	$3,310,400	$3,310,400
Federal funds sold	Level 1	914,000	914,000	2,672,000	2,672,000
Time deposits in other	Level 1
financial institutions		3,316,282	3,316,282	4,545,878	4,545,878
Securities available-for-sale	See previous table	44,141,527	44,141,527	43,129,481	43,129,481
Loans receivable, net	Level 2 (1)	65,588,876	66,104,876	68,411,395	69,008,986
FHLB stock	Level 1	710,000	710,000	703,400	703,400
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	418,494	418,494	439,855	439,855
Bank owned life insurance	Level 1	3,185,043	3,185,043	3,138,112	3,138,112
Financial liabilities:
Deposits	Level 2	82,184,677	74,264,677	87,740,194	87,828,194
FHLB advances	Level 2	14,000,000	14,054,000	14,000,000	14,052,000
Accrued interest payable	Level 1	29,436	29,436	13,982	13,982

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies

The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $134,000 and $201,000 as of June 30, 2018 and December 31, 2017, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 2.99% to 5.00%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Unrealized holding losses on securities available-for-sale	$(1,424,413)	$(488,791)
Tax impact	351,523	178,424
	$(1,072,890)	$(310,367)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2018 compared to December 31, 2017 and the results of operations for three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets decreased $6.2 million, or 4.7%, to $126.0 million at June 30, 2018 from $132.2 million at December 31, 2017. The decrease was due to a decrease in federal funds sold of $1.8 million, or 65.8%, to $0.9 million at June 30, 2018 from $2.7 million, at December 31, 2017. Cash and due from banks decreased $772,000, or 23.4%, to $2.5 million at June 30, 2018 compared to $3.3 million at December 31, 2017. The decrease resulted from excess funds being used to finance additional investments. Investment securities available-for-sale increased $1.0 million, or 2.3%, to $44.1 million at June 30, 2018 from $43.1 million at December 31, 2017. The increase in investment securities available-for-sale was due to the additional investment of excess liquidity. Net loans receivable decreased $3.4 million, or 4.9%, to $65.1 million at June 30, 2018 from $68.4 million at December 31, 2017. The decrease in net loans receivable was primarily due to the large amount of payments/payoffs of one-to-four family residential and commerical.

Total liabilities decreased $5.6 million, or 5.4%, to $98.2 million at June 30, 2018 from $103.8 million at December 31, 2017, due to the maturity of a large Public Funds CD that was not renewed, as well as a few others due to competitive interest rates.

Stockholders' equity decreased $621,000 to $27.8 million at June 30, 2018 from $28.4 million at December 31, 2017. The decrease resulted from a $719,000 decrease in market value of securities available-for-sale, a $27,000 decrease in the anticipated release of ESOP shares and $240,000 in dividends paid on common stock at $0.05 per common share offset, in part, by net income of $311,000 during the period.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net income decreased $3,000, or 10.3%, to $26,000 for the three months ended June 30, 2018, from $29,000 for the same period in 2017. Basic/diluted earnings per share were $0.01 for the three months ended June 30, 2018 and $0.01 for the same period in 2017. Total interest income increased $83,000, or 8.5%, to $1.1 million for the 2018 quarter, compared to $1.0 million for the 2017 quarter. The increase in total interest income was from a slight increase in average loan yields, interest in taxable investment securities, and higher average balances of interest-earning assets. Total interest expense increased $78,000 to $242,000 for the three months ended June 30, 2018 from $164,000 for the same period in 2017 due to higher borrowing rates of additional FHLB Advances period to period.

Each quarter an analysis of allowance factors is completed. Based on these factors, $19,500 provision for loan losses was recorded for the quarter ended June 30, 2018 compared to an $18,000 provision for the quarter ended June 30, 2017. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans increased $3,000, or 0.4%, to $793,000 for the three months ended June 30, 2018, from $790,000 for the three months ended June 30, 2017.

Noninterest income decreased $30,000, or 18.5%, to $132,000 for the three months ended June 30, 2018 from $162,000 for the same period in 2017. Fees and service charges decreased $5,000, or 4.2%, to $113,000 for the three months ended June 30, 2018 compared to $118,000 for the quarter ended June 30, 2017. Cash value of bank-owned life insurance decreased $2,000 for the three months ended June 30, 2018 compared to $26,000 for the quarter ended June 30, 2017. Other (loss) income decreased $24,000, for the three months ended June 30, 2018 from $19,000 for the same period in 2017.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. Noninterest expense decreased to $911,000 for the quarter ended June 30, 2018 from $955,000 for the quarter ended June 30, 2017. Office property and equipment decreased $6,000, or 5.6%, to $102,000 for the three months ended June 30, 2018 compared to $108,000 for the quarter ended June 30, 2017 due to decreases in depreciation expense. Data processing services remained unchanged for the three months ended June 30, 2018 compared to the three month period ended June 30, 2017. Federal insurance premiums remained unchanged at $9,000 during the three months ended June 30, 2018 and June 30, 2017. Accounting, regulatory and professional fees decreased $34,000, or 17.6%, to $159,000 in the second quarter of 2018 compared to $193,000 for the same quarter of 2017, due to reduced auditing and legal services.

We recognized an income tax benefit of $(13,000) for the three month period ended June 30, 2018 compared to an income tax benefit of $(32,000) for the 2017 quarter. This benefit was mainly due to non taxable interest earned.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

Net income increased $205,000 or 193.0%, to $311,000 for the six month ended June 30, 2018, from $106,000 for the same period in 2017. Basic/diluted earnings per share were $0.13 and $0.04 for the six months ended June 30, 2018 and 2017, respectively. Total interest income increased $113,000 or 5.8% to

$2.0 million for the six months ended June 30, 2018, compared to $1.9 million for the six months ended June 30, 2017. The increase in total interest income was from higher loan rates, interest in taxable investment securities, and other interest-earning assets. Total interest expense increased $156,000 to $484,000 for the six months ended June 30, 2018 from $328,000 for the six months ended June 30, 2017, due to additional borrowing.

Each quarter an analysis of allowance factors is completed. Based on these factors, $39,000 provision for loan losses was recorded for the six months ended June 30, 2018 compared to a $36,000 provision for the six months ended June 30, 2017. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans decreased $46,000, or $2.9%, to $1.5 million for the six months ended June 30, 2018, from $1.6 million for the six months ended June 30, 2017.

Noninterest income increased $348,000, or 108.4%, to $669,000 for the six months ended June 30, 2018 from $321,000 for the same period in 2017. The increase was due to the Bank selling the property to the west of the bank for a profit of $436,000. Fees and service charges decreased $7,000, or 3.4%, to $209,000 for the six months ended June 30, 2018 compared to $217,000 for the six months ended June 30, 2017. This decrease was due to the evaluation of our fee structure and modifications of fee amounts. The decrease in cash value of bank owned life insurance of $20,000 for the six months ended June 30, 2018 compared to $67,000 cash value for the six moths ended June 30, 2017 was due to lower rates. Other income decreased $52,000 or 139.8%, to ($15,000) for the six months ended June 30, 2018 from $37,000 other income for the same period in 2017. This decrease was mainly due to the losses associated with the investment in our affiliate.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the six months ended June 30, 2018, noninterest expense decreased $44,000, or 2.4%, to $1.8 million compared to $1.8 million for the same six month period in 2017. Compensation and employee benefits decreased $4,000, or 0.5%, to $756,000 for the six months ended June 30, 2018 compared to $760,000 for the six months ended June 30, 2017 due to changes in staffing. Office property and equipment decreased $22,000, or 9.4%, to $210,000 for the six months ended June 30, 2018 compared to $231,000 for the six months ended June 30, 2017 due to decreases in depreciation expense. Data processing services increased $15,000, or 6.6% to $241,000 for the six months ended June 30, 2018 compared to $226,000 for the six months ended June 30, 2017. This increase was due to additional services provided by our data processor. Accounting, regulatory and professional fees decreased $38,000, or 11.2%, to $298,000 in the six months ended June 30, 2018 compared to $336,000 for the six months ended June 30, 2017, due to a decreased in auditing and legal services.

We recognized an income tax expense of $93,000 for the six months ended June 30, 2018 compared to an income tax benefit of ($42,000) for the six months ended June 30, 2017.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
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

WCF BANCORP, INC.

Date: August 14, 2018	/s/ Stephen L. Mourlam
Stephen L. Mourlam
President and Chief Executive Officer