Form 10-Q
period 2018-09-30
WCF Bancorp, Inc.
filed 2018-11-14
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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
YES [ X ]     NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES [ X ]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES [   ]     NO [X]

As of November 9, 2018, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2018 (unaudited) and December 31, 2017

Assets	September 30, 2018	December 31, 2017
Cash and due from banks	$3,354,400	$3,310,400
Federal funds sold	—	2,672,000
Cash and cash equivalents	3,354,400	5,982,400
Time deposits in other financial institutions	2,580,985	4,545,878
Securities available-for-sale, at fair value	42,119,554	43,129,481
Loans receivable	64,543,092	68,949,715
Allowance for loan losses	(527,239)	(538,319)
Loans receivable, net	64,015,853	68,411,396
Federal Home Loan Bank (FHLB) stock, at cost	710,000	703,400
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,644,345	3,791,429
Deferred taxes on income	873,834	631,080
Income taxes receivable	—	40,320
Accrued interest receivable	489,443	439,855
Goodwill	55,148	55,148
Bank-owned life insurance	3,208,963	3,138,112
Other real estate owned	479,374	48,185
Prepaid expenses and other assets	798,293	1,156,961
Total assets	$122,477,692	$132,221,145
Liabilities and Stockholders' Equity
Deposits	$78,476,817	$87,740,194
FHLB advances	14,000,000	14,000,000
Federal funds purchased	438,000	—
Advance payments by borrowers for taxes and insurance	361,378	527,774
Accrued interest payable	125,783	13,983
Accrued expenses and other liabilities	1,473,029	1,509,680
Total liabilities	94,875,007	103,791,631
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at September 30, 2018 and December 31, 2017	25,615	25,615
Additional paid-in capital	14,215,017	14,215,017
Retained earnings, substantially restricted	15,766,387	15,758,825
Accumulated other comprehensive income (loss)	(1,185,834)	(310,367)
Unearned ESOP shares	(1,218,500)	(1,259,576)
Total stockholders' equity	27,602,685	28,429,514
Total liabilities and stockholders' equity	$122,477,692	$132,221,145

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans receivable	$747,815	$718,780	$2,230,331	$2,166,925
Investment securities - taxable	209,060	136,758	589,010	442,207
Investment securities - tax exempt	54,656	67,508	172,787	210,853
Other interest earning assets	31,507	27,338	102,743	69,166
Total interest income	1,043,038	950,384	3,094,871	2,889,151
Interest expense:
Deposits	181,388	144,803	509,705	442,907
FHLB advances and federal funds purchased	85,463	9,562	241,173	39,660
Total interest expense	266,851	154,365	750,878	482,567
Net interest income	776,187	796,019	2,343,993	2,406,584
Provision for losses on loans	19,751	18,000	58,751	54,000
Net interest income after provision for losses on loans	756,436	778,019	2,285,242	2,352,584
Noninterest income:
Fees and service charges	109,537	115,125	318,929	331,894
Loss on sale of securities available-for-sale, net	—	—	(14,465)	—
Increase in cash value - bank-owned life insurance	23,920	25,891	70,851	92,978
Gain on sale of land	—	—	435,818	—
Other income	40,110	19,596	25,304	56,414
Total noninterest income	173,567	160,612	836,437	481,286
Noninterest expense:
Compensation, payroll taxes, and employee benefits	373,786	393,647	1,130,194	1,153,577
Advertising	18,786	20,433	53,897	64,767
Office property and equipment	99,954	107,749	309,560	339,152
Federal insurance premiums	9,660	8,771	26,277	25,686
Data processing services	127,971	116,517	368,968	342,651
Charitable contributions	350	—	1,187	5,955
Other real estate expenses, net	11,246	11,400	23,286	18,091
Dues and subscriptions	9,338	9,487	29,137	25,881
Accounting, regulatory and professional fees	156,301	149,674	454,544	485,603
Debit card expenses	—	1,095	2,623	5,501
Other expenses	152,368	86,320	347,782	269,466
Total noninterest expense	959,760	905,093	2,747,455	2,736,330
(Loss) earnings before taxes on income	(29,757)	33,538	374,224	97,540
Tax (benefit) expense	(25,717)	(17,896)	67,284	(60,297)
Net (loss) income	$(4,040)	$51,434	$306,940	$157,837
Basic earnings per common share	$—	$0.02	$0.13	$0.07
Diluted earnings per common share	$—	$0.02	$0.13	$0.07

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(4,040)	$51,434	$306,940	$157,837

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities	(188,735)	(8,795)	(1,080,685)	451,373
Reclassification adjustment for net loss realized in net income	—	—	14,465	—
Income tax (expense) benefit	46,057	3,248	251,888	(166,182)
Other comprehensive income (loss)	(142,678)	(5,547)	(814,332)	285,191
Comprehensive income (loss)	$(146,718)	$45,887	$(507,392)	$443,028

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$—	$28,846,980
Net income	—	—	157,837	—	—	—	157,837
Other comprehensive income	—	—	—	—	285,191	—	285,191
Release of ESOP Shares	—	—	—	41,076	—	—	41,076
Dividends paid on common stock, $0.15 per common share	—	—	(359,587)	—	—	—	(359,587)
Balance at September 30, 2017	$25,615	$14,201,795	$16,152,630	$(1,273,268)	$(135,275)	$—	$28,971,497

Balance at December 31, 2017	$25,615	$14,215,017	$15,758,825	$(1,259,576)	$(310,367)	$—	$28,429,514
Net income	—	—	306,940	—	—	—	306,940
Other comprehensive loss	—	—	—	—	(814,332)	—	(814,332)
Reclass of stranded tax effects of rate change	—	—	61,135	—	(61,135)	—	—
Release of ESOP Shares	—	—	—	41,076	—	—	41,076
Dividends paid on common stock, $0.15 per common share	—	—	(360,513)	—	—	—	(360,513)
Balance at September 30, 2018	$25,615	$14,215,017	$15,766,387	$(1,218,500)	$(1,185,834)	$—	$27,602,685

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$306,940	$157,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	546,870	627,183
Provision for losses on loans	58,751	54,000
ESOP expenses	41,076	41,076
Deferred taxes on income	9,134	(65,687)
Loss on sales of securities	14,465	—
Gain on sales of one-to-four family residential loans	—	(11,560)
Proceeds from sales of one-to-four family residential loans	—	861,560
Originations of one-to-four family residential loans	—	(850,300)
Loss (Gain) on sale of other real estate owned	26,634	(9,995)
Gain on sale of land	(435,818)	—
Increase in cash value of bank-owned life insurance	(70,851)	(92,978)
Write-downs of other real estate owned	24,071	0
Change in:
Accrued interest receivable	(49,588)	17,029
Prepaid expenses and other assets	161,290	20,206
Advance payments by borrowers for taxes and insurance	(166,396)	321,566
Accrued interest payable	111,800	90,485
Accrued expenses and other liabilities	(36,651)	(99,409)
Income tax receivable	40,320	8,819
Net cash provided by (used in) operating activities	582,047	1,069,832
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	4,418,893	5,398,893
Purchase of time deposits in other financial institutions	(2,454,000)	(5,153,000)
Proceeds from calls and maturities of investment securities available-for-sale	4,813,981	5,920,463
Proceeds from sale of investment securities available-for-sale	2,121,241	—
Purchase of investment securities available-for-sale	(7,353,924)	(2,127,431)
Net change in loans receivable	3,760,582	1,694,462
Net change in FHLB stock	(6,600)	111,400
Proceeds from sale of land	685,818	—
Proceeds from sale of other real estate owned	41,694	—
Purchase of office property and equipment	(51,842)	—
Net cash provided by (used in) investing activities	5,975,843	5,844,787
Cash flows from financing activities:
Net change in deposits	(9,263,377)	(1,686,961)
Net change in federal funds purchased	438,000	(3,000,000)
Dividends paid	(360,513)	(359,587)
Net cash provided by (used in) financing activities	(9,185,890)	(5,046,548)
Net increase (decrease) in cash and cash equivalents	(2,628,000)	1,868,071
Cash and cash equivalents at beginning of year	5,982,400	3,022,578
Cash and cash equivalents at end of quarter	$3,354,400	$4,890,649
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$639,078	$392,082
Taxes on income	—	—
Noncash investing activities:
Transfers to other real estate owned from loans	604,210	60,778
Loans to finance the sale of other real estate owned	28,000	73,095

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of WCF Bancorp, Inc. (the Company), and its wholly owned subsidiaries, WCF Financial Bank (the Bank) and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2017. The consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain reclassifications, none of each were material, have been made to conform prior year financial statements to the September 30, 2018 presentation. These reclassifications did not change previously reported net income or stockholders' equity. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
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
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

Prior to July 1, 2018, the Bank was a federally chartered bank regulated by The Office of the Comptroller of Currency. The Bank changed its charter and is now a state chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).
Organization and Business
WCF Bancorp, Inc. (the Company) is an Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp, a federal corporation (Old Bancorp) upon completion of the second-step conversion of WCF Financial M.H.C. from the mutual holding company to the stock holding company form of organization. WCF Financial M.H.C. (the MHC) was the former mutual holding company for Old Bancorp prior to the completion of the second-step conversion. In conjunction with the second-step conversion, each of the MHC and Old Bancorp ceased to exist. The second-step conversion was completed on July 13, 2016 at which time the Company sold 2,139,231 shares of its common stock (including 171,138 shares purchased by the Bank's employee stock ownership plan, or ESOP) at $8.00 per share for gross proceeds of $17.1 million. Expenses related to the stock offering totaled $1.7 million and were netted against proceeds. As a part of the second-step conversion, each of the outstanding shares of common stock of Old Bancorp held by persons other than the MHC were converted into 0.8115 shares of Company common stock with cash paid in lieu of fractional shares. As a result, a total of 2,561,542 shares were issues in the second-step conversion. As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 0.8115 exchange ratio unless otherwise noted.
The Company's principal business is the ownership and operation of the Bank. The Bank is a community bank and its deposits are insured by the FDIC. The primary business of the Bank is accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four family residences. To a lesser extent, we also originate consumer loans and non owner-occupied one-to-four family residential real estate loans. On a limited basis we have also originated commercial real estate loans, but have deemphasized the origination, and intend to continue to deemphasize the origination, of this type of lending. We also invest in investment securities. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the FHLB. As a state savings bank, WCF Financial Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Company (the FDIC) and the Iowa Division of Banking. As a savings and loan holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).
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
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were no net realized gains or losses for the three months ended September 30, 2018 and 2017, respectively and $14,500 and no net realized losses, for the nine months ended September 30, 2018 and 2017, respectively.
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
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At September 30, 2018 and December 31, 2017, capital levels exceeded minimum capital requirements (see Note 6).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at period-end based on the affiliate’s most current available financial statements. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the nine months ended September 30, 2018 and 2017 is presented below.

	As of and For the
	Nine Months Ended September 30,
	2018	2017
Current assets	$224,540	$89,759
Long-term assets	1,638,896	1,695,397
Current liabilities	126,171	29,746
Total equity	1,737,266	1,755,410
Total revenue	723,749	685,085
Net income	156,542	116,469

Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(4,040)	$51,434	$306,940	$157,837

Weighted average common shares outstanding and diluted common shares outstanding	2,410,295	2,404,096	2,410,295	2,404,096

Basic earnings per common share	$—	$0.02	$0.13	$0.07
Diluted earnings per common share	$—	$0.02	$0.13	$0.07

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At September 30, 2018 there were 18,826 allocated shares and 152,313 unallocated shares.   The fair value of unallocated ESOP shares at September 30, 2018 was $1,426,000.

Subsequent Events
On October 30, 2018, the board of directors declared a $0.05 per share cash dividend payable on December 5, 2018 to shareholders of record as of November 16, 2018.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. The Company currently has no leases. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases. This update provides for an adoption option that will not require earlier periods to be restated at the adoption date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of Public Law 115-97, commonly know as the Tax Cut and Jobs Act (Tax Act), which reduced the federal corporate income tax rate and became effective in 2018. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company adopted the amendment effective January 1, 2018, using the beginning of period method. The reclassified amount was $61,135.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company's consolidated financial statements.

(2) Securities Available-for-Sale
Securities available-for-sale at September 30, 2018 and December 31, 2017 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018:
U.S. agency securities	$1,240,160	$—	$62,113	$1,178,047
Mortgage-backed securities*	27,954,791	—	1,086,516	26,868,275
Municipal bonds	14,497,871	16,645	441,284	14,073,232
	$43,692,822	$16,645	$1,589,913	$42,119,554
December 31, 2017:
U.S. agency securities	$1,239,357	$—	$5,562	$1,233,795
Mortgage-backed securities*	27,331,766	—	547,177	26,784,589
Municipal bonds	15,050,942	107,569	47,414	15,111,097
	$43,622,065	$107,569	$600,153	$43,129,481

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at September 30, 2018 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Amortized cost	Fair value
Due in one year or less	$432,015	$429,556
Due after one year through five years	1,547,322	1,550,436
Due after five years, but less than ten years	7,648,844	7,402,849
Due after ten years	6,109,850	5,868,438
	15,738,031	15,251,279
Mortgage-backed securities	27,954,791	26,868,275
	$43,692,822	$42,119,554

The details of the sales of investment securities for the three and nine months ended September 30, 2018 and 2017 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$—	$—	$2,121,241	$—
Gross gains on sales	—	—	—	—
Gross losses on sales	—	—	14,465	—
At September 30, 2018 and December 31, 2017, accrued interest receivable for securities available-for-sale totaled $295,790 and $220,888, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$943,465	$46,810	$234,583	$15,303	$1,178,048	$62,113
Mortgage-backed securities	6,800,986	144,645	20,067,290	941,871	26,868,276	1,086,516
Municipal bonds	9,935,307	343,497	2,142,212	97,787	12,077,519	441,284
Total	$17,679,758	$534,952	$22,444,085	$1,054,961	$40,123,843	$1,589,913

	December 31, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$989,537	$29	$244,248	$5,533	$1,233,785	$5,562
Mortgage-backed securities	5,944,732	80,034	20,843,664	467,143	26,788,396	547,177
Municipal bonds	4,913,243	18,791	2,224,660	28,623	7,137,903	47,414
Total	$11,847,512	$98,854	$23,312,572	$501,299	$35,160,084	$600,153
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of September 30, 2018 and December 31, 2017.

(3)	Loans Receivable
At September 30, 2018 and December 31, 2017, loans receivable consisted of the following segments:

	September 30, 2018	December 31, 2017
Loans:
One-to-four family residential	$52,490,520	$56,091,358
Non-owner occupied one-to-four family residential	3,120,172	3,116,832
Commercial real estate	2,280,035	3,615,351
Consumer	6,651,470	6,145,488
Total loans receivable	64,542,197	68,969,029
Premiums on loans purchased	23,148	10,650
Deferred loan costs (fees)	(22,253)	(29,964)
Allowance for loan losses	(527,239)	(538,319)
	$64,015,853	$68,411,396
Accrued interest receivable on loans receivable was $193,653 and $218,967 at September 30, 2018 and December 31, 2017, respectively.
The loan portfolio included $39.2 million of fixed rate loans as of September 30, 2018 and $40.6 million as of December 31, 2017. The loan portfolio also included $25.4 million and $28.4 million of variable rate loans as of September 30, 2018 and December 31, 2017, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	367,616	26,065	27,667	105,891	527,239
Total	$367,616	$26,065	$27,667	$105,891	$527,239

Loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	52,490,520	3,120,172	2,280,035	6,651,470	64,542,197
Total	$52,490,520	$3,120,172	$2,280,035	$6,651,470	$64,542,197

	December 31, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	393,341	25,893	33,204	85,881	538,319
Total	$393,341	$25,893	$33,204	$85,881	$538,319

Loans receivable:
Individually evaluated for impairment	$—	$—	$274,804	$—	$274,804
Collectively evaluated for impairment	56,091,358	3,116,832	3,340,547	6,145,488	68,694,225
Total	$56,091,358	$3,116,832	$3,615,351	$6,145,488	$68,969,029

Activity in the allowance for loan losses by segment for the three and nine months ended September 30, 2018 and 2017 is summarized in the following tables:

	Three months ended September 30, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$369,076	$30,673	$—	$29,213		$367,616
Non-owner occupied one-to-four family residential	26,650	534	700	(751)	*	26,065
Commercial real estate	29,134	—	—	(1,467)	*	27,667
Consumer	106,486	11,143	17,792	(7,244)	*	105,891
Total	$531,346	$42,350	$18,492	$19,751		$527,239

	Three months ended September 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$326,526	$—	$—	$21,130		$347,656
Non-owner occupied one-to-four family residential	30,350	—	—	(5,198)	*	25,152
Commercial real estate	38,453	—	—	1,638		40,091
Consumer	103,121	131	—	430		103,420
Total	$498,450	$131	$—	$18,000		$516,319

	Nine Months Ended September 30, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$393,341	$49,949	$2,423	$21,801		$367,616
Non-owner occupied one-to-four family residential	25,893	534	700	6		26,065
Commercial real estate	33,204	—	—	(5,537)	*	27,667
Consumer	85,881	40,263	17,792	42,481		105,891
Total	$538,319	$90,746	$20,915	$58,751		$527,239

	Nine Months Ended September 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans:
One-to-four family residential	$319,849	$10,945	$133	$38,619		$347,656
Non-owner occupied one-to-four family residential	28,231	—	—	(3,079)	*	25,152
Commercial real estate	37,135	—	—	2,956		40,091
Consumer	101,899	14,054	71	15,504		103,420
Total	$487,114	$24,999	$204	$54,000		$516,319

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first nine months of 2018.

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
The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
September 30, 2018:
Loans
One-to-four family residential	$50,920,501	$1,297,424	$272,595	$—	$52,490,520
Non-owner occupied one-to-four family residential	2,983,052	137,120	—	—	3,120,172
Commercial real estate	2,280,035	—	—	—	2,280,035
Consumer	6,402,582	232,788	16,100	—	6,651,470
Total	$62,586,170	$1,667,332	$288,695	$—	$64,542,197

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2017:
Loans
One-to-four family residential	$54,042,992	$1,412,334	$636,032	$—	$56,091,358
Non-owner occupied one-to-four family residential	2,782,817	17,861	316,154	—	3,116,832
Commercial real estate	3,304,369	36,178	274,804	—	3,615,351
Consumer	5,830,415	252,722	62,351	—	6,145,488
Total	$65,960,593	$1,719,095	$1,289,341	$—	$68,969,029
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
The Company had no impaired loan as of September 30, 2018 and one impaired loan with a balance of $274,804 as of December 31, 2017. No interest income was recorded on impaired loans during 2018 or 2017.

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
The following tables set forth the composition of the Company’s past-due loans at September 30, 2018 and December 31, 2017.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
September 30, 2018:
Loans
One-to-four family residential	$707,224	$253,030	$272,595	$1,232,849	$51,257,671	$52,490,520	$272,595
Non-owner occupied one-to-four family residential	—	—	—	—	3,120,172	3,120,172	—
Commercial real estate	—	—	—	—	2,280,035	2,280,035	—
Consumer	166,209	33,472	16,100	215,781	6,435,689	6,651,470	16,100
Total	$873,433	$286,502	$288,695	$1,448,630	$63,093,567	$64,542,197	$288,695

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2017:
Loans
One-to-four family residential	$566,234	$542,356	$491,792	$1,600,382	$54,490,976	$56,091,358	$341,167
Non-owner occupied one-to-four family residential	17,861	177,037	—	194,898	2,921,934	3,116,832	—
Commercial real estate	36,178	—	274,804	310,982	3,304,369	3,615,351	—
Consumer	171,789	76,558	54,568	302,915	5,842,573	6,145,488	54,568
Total	$792,062	$795,951	$821,164	$2,409,177	$66,559,852	$68,969,029	$395,735

The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Loans
One-to-four family residential	$—	$150,625
Non-owner occupied one-to-four family residential	—	—
Commercial real estate	—	274,804
Consumer	—	—
Total	$—	$425,429

(4)	Deposits
At September 30, 2018 and December 31, 2017, deposits are summarized as follows:

	September 30, 2018	December 31, 2017
Statement savings	$12,167,557	$14,536,815
Money market plus	12,119,188	11,749,674
NOW	17,570,198	18,749,026
Certificates of deposit	36,619,874	42,704,679
	$78,476,817	$87,740,194

Included in the NOW accounts were $4.6 million and $4.6 million of non-interest bearing deposits as of September 30, 2018 and December 31, 2017, respectively.

(5)	Tax benefit and expense
        Taxes on income comprise the following:

	September 30, 2018
	Federal	State	Total
Current	$45,771	$12,379	$58,150
Deferred	10,934	(1,800)	9,134
	$56,705	$10,579	$67,284

	September 30, 2017
	Federal	State	Total
Current	$(310)	$5,700	$5,390
Deferred	(64,687)	(1,000)	(65,687)
	$(64,997)	$4,700	$(60,297)

Taxes on income differ from the amounts computed by applying the federal income tax rate of 21% to earnings before taxes on income for the following reasons, expressed in dollars:

	September 30, 2018	September 30, 2017
Federal tax at statutory rate	$78,587	$33,164
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	10,468	3,102
Tax-exempt income	(32,560)	(64,366)
Bank-owned life insurance	(14,879)	(31,613)
Valuation allowance	4,000	15,000
Other	21,668	(15,584)
	$67,284	$(60,297)

Federal income tax expense for the periods ended September 30, 2018 and December 31, 2017 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2018 and December 31, 2017 are presented below:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Deferred directors’ fees	$197,000	$195,000
Allowance for loan losses	132,000	134,000
Net operating loss carryforward	159,000	165,000
AMT credit	34,720	34,720
Charitable contribution	59,000	59,000
Professional fees	48,000	49,000
Securities available for sale	387,433	121,082
Other	14,681	23,278
Gross deferred tax assets	1,031,834	781,080
Valuation allowance	(100,000)	(96,000)
Net deferred tax assets	931,834	685,080

Deferred tax liabilities:
Prepaid expenses	(14,000)	(14,000)
FHLB stock dividends	(25,000)	(25,000)
Fixed assets	(5,000)	—
Intangible assets	(14,000)	(15,000)
Gross deferred tax liabilities	(58,000)	(54,000)
Net deferred tax assets	$873,834	$631,080

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at September 30, 2018 and December 31, 2017, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires if not used by 2020.

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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at September 30, 2018 and December 31, 2017, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $523,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three and nine months ended September 30, 2018 and 2017.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of September 30, 2018 and December 31, 2017.

The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of September 30, 2018 and December 31, 2017 (dollars in thousands).

	September 30, 2018
			For capital adequacy		To be well-capitalized
			with capital conservation		under prompt corrective
	Actual		buffer purposes		action provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$27,594	21.26%	$5,192	4.00%	N/A	N/A
WCF Financial Bank	19,533	16.20	4,822	4.00	$6,028	5.00%

Common equity tier 1:
Consolidated	27,594	47.87	3,678	6.38	3,747	6.50
WCF Financial Bank	19,533	34.26	3,637	6.38	3,705	6.50

Risk-based capital:
Consolidated	28,121	48.79	5,695	9.88	5,764	10.00
WCF Financial Bank	20,060	35.19	5,632	9.88	5,701	10.00

Tier 1 risk-based capital:
Consolidated	27,594	47.87	4,542	7.88	4,612	8.00
WCF Financial Bank	19,533	34.26	4,492	7.88	4,561	8.00

	December 31, 2017
					To be well-capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,657	23.40%	$4,897	4.00%	N/A	N/A
WCF Financial Bank	19,117	16.50	4,637	4.00	$5,796	5.00%

Common equity tier 1:
Consolidated	28,657	50.20	3,283	5.75	3,712	6.50
WCF Financial Bank	19,117	34.50	3,191	5.75	3,607	6.50

Risk-based capital:
Consolidated	29,195	51.10	5,282	9.25	5,710	10.00
WCF Financial Bank	19,655	35.40	5,133	9.25	5,549	10.00

Tier 1 risk-based capital:
Consolidated	28,657	50.20	4,140	7.25	4,568	8.00
WCF Financial Bank	19,117	34.50	4,023	7.25	4,439	8.00

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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of September 30, 2018, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend per share in each of the first three quarters for the periods ended September 30, 2018 and September 30, 2017. Iowa Banking regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under the regulations, a savings institution, such as the Bank, that will meet the fully phased‑in capital requirements subsequent to a capital distribution is generally permitted to make such capital distribution without approval so long as they have not been notified of the need for more than normal supervision. The Bank has not been so notified and, therefore, may make capital distributions during the calendar year equal to net income plus 50% of the amount by which the Bank’s capital exceeds the fully phased‑in capital requirement as measured at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased‑in requirements is permitted by the new regulations to make, without approval, capital distributions of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	September 30, 2018
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,178,047	$—	$1,178,047
Mortgage-backed securities	—	26,868,275	—	26,868,275
Municipal bonds	—	14,073,232	—	14,073,232
Total	$—	$42,119,554	$—	$42,119,554

	December 31, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,233,795	$—	$1,233,795
Mortgage-backed securities	—	26,784,589	—	26,784,589
Municipal bonds	—	15,111,097	—	15,111,097
Total	$—	$43,129,481	$—	$43,129,481

There have been no changes in valuation methodologies at September 30, 2018 compared to December 31, 2017 and there were no transfers between levels during the periods ended September 30, 2018 and December 31, 2017.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of September 30, 2018 and December 31, 2017, the Company did not have any material assets measured at fair value on a nonrecurring basis.

The estimated fair values of Company’s financial instruments (as described in note 1) at September 30, 2018 and December 31, 2017 were as follows:

		September 30, 2018		December 31, 2017
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$3,354,400	$3,354,400	$3,310,400	$3,310,400
Federal funds sold	Level 1	—	—	2,672,000	2,672,000
Time deposits in other
financial institutions	Level 1	2,580,985	2,580,985	4,545,878	4,545,878
Securities available-for-sale	See previous table	42,119,554	42,119,554	43,129,481	43,129,481
Loans receivable, net	Level 2 (1)	64,015,853	63,335,000	68,411,396	69,008,986
FHLB stock	Level 1	710,000	710,000	703,400	703,400
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	489,443	489,443	439,855	439,855
Financial liabilities:
Deposits	Level 2	78,476,817	78,479,000	87,740,194	87,828,194
FHLB advances	Level 2	14,000,000	13,840,000	14,000,000	14,052,000
Fed funds purchased	Level 2	438,000	438,000	—	—
Accrued interest payable	Level 1	125,783	125,783	13,982	13,982

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $655,531 and $200,677 as of September 30, 2018 and December 31, 2017, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 2.99% to 6.00%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Unrealized holding (losses) gains on securities available-for-sale	$(1,573,267)	$(488,791)
Tax impact	387,433	178,424
	$(1,185,834)	$(310,367)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2018 and the results of operations for three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2018.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets decreased $9.7 million, or 7.4% , to $122.5 million at September 30, 2018 from $132.2 million at December 31, 2017. The decrease resulted primarily from decreases in time deposits in other financial institutions, securities available-for-sale, loans, and in cash and cash equivalents. Investment securities available-for-sale decreased $1.0 million, or 2.3%, to $42.1 million at September 30, 2018 from $43.1 million at December 31, 2017. The decrease in investment securities available-for-sale was due to securities being called and the paydown of principal on mortgage-backed securities. Net loans receivable decreased $4.4 million, or 6.4%, to $64.0 million at September 30, 2018 from $68.4 million at December 31, 2017.

The decrease in net loans receivable was due to a decrease in one-to-four family residential, and commercial real estate loans, offset by increases in consumer loans and. Cash and cash equivalents decreased $2.6 million, or 43.9%, to $3.4 million at September 30, 2018 compared to $6.0 million at December 31, 2017.

Total liabilities decreased $8.9 million, or 8.6%, to $94.9 million at September 30, 2018 from $103.8 million at December 31, 2017. The decrease in liabilities was mainly due to decreases in deposits and advance payments by borrowers for taxes and insurance. Deposits decreased due to changes in local competition and advance payments by borrowers for taxes and insurance decreased due to property taxes being paid in September. Deposits decreased $9.3 million, or 10.6%, to $78.5 million at September 30, 2018 compared to $87.7 million at December 31, 2017. Federal funds purchased increased $438,000, or 100.0%, to $438,000 at September 30, 2018 compared to $0 at December 31, 2017.

Stockholders' equity decreased $827,000, or 2.9% to $27.6 million at September 30, 2018 from $28.4 million at December 31, 2017. Stockholders' equity includes $307,000 of net income during the nine months ended September 30, 2018, an $814,000 decrease in market value of securities available-for-sale, net of income taxes, and a $41,000 increase in the anticipated release of ESOP shares, offset by $361,000 in aggregate dividends paid on common stock during the first three quarters.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

Net income decreased $55,000, or 107.8%, to a loss of $4,000 for the three months ended September 30, 2018, from $51,000 for the same period in 2017. Basic/diluted earnings per share were $0.00 and $0.02 for the three months ended September 30, 2018 and 2017, respectively. Total interest income increased $93,000, or 9.8%, to $1,043,000 for the 2018 quarter, compared to $950,000 for the 2017 quarter. The increase in total interest income was primarily attributable to increases in interest in loans receivable and taxable investment securities. Total interest expense increased $112,000, or 72.7%, to $267,000 for the three months ended September 30, 2018 compared to $154,000 for the three months ended September 30, 2017. This increase was due to increased interest rates on deposits and an increase in the amount of interest paid on FHLB advances and additional federal funds purchased.

Each quarter an analysis of allowance factors is completed. Based on these factors, $19,751 in provision for loan losses was recorded for the quarter ended September 30, 2018 compared to $18,000 provision for the quarter ended September 30, 2017. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans decreased $22,000, or 2.8%, to $756,000 for the three months ended September 30, 2018 from $778,000 for the three months ended September 30, 2017.

Noninterest income increased $13,000, or 8.1%, to $174,000 for the three months ended September 30, 2018 from $161,000 for the same period in 2017. The increase was due to an increase in other income offset by a decrease in fees and service charges and a lower increase in cash value of bank-owned life insurance. There were no gains on securities available-for-sale, net for the three months ended September 30, 2018 or for the three months ended September 30, 2017. Other income increased $21,000, or 105.0%, to $40,000 for the three months ended September 30, 2018 from $20,000 for the same period in 2017. This increase was mainly due to increased equity income from other assets. Fees and service charges decreased $6,000 or 4.9%, to $110,000 for the three months ended September 30, 2018 compared to $115,000 for the quarter ended September 30, 2017. This decrease was due to fewer overdraft fees charged and fewer loan origination fees. The increase in cash value of bank-owned life insurance decreased by $2,000 for the three months ended September 30, 2018, to $24,000 compared to $26,000 cash value for the quarter ended September 30, 2017.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the three months ended September 30, 2018, noninterest expense increased $55,000, or 6.0%, to $960,000 compared to $905,000, for the same three month period in 2017. Compensation and employee benefits decreased $20,000, or 5.1%, to $374,000 for the three months ended September 30, 2018 compared to $394,000 for the three months ended September 30, 2017 due to staffing changes and not being able to fill staffing positions immediately. Office property and equipment decreased $8,000, or 7.4%, to $100,000 for the three months ended September 30, 2018 compared to $108,000 for the quarter ended September 30, 2017 due to decreases in depreciation expense. Data processing services increased $11,000, or 9.8%, to $128,000 for the three months ended September 30, 2018 compared to $117,000 for the three month period ended September 30, 2017. This increase was due to additional services provided by our data processor in 2018. Federal insurance premiums increased $1,000, or 10.1%, to $10,000 during the three months ended September 30, 2018 compared to $9,000 for the three months ended September 30, 2017. Accounting, regulatory and professional fees increased $7,000, or 4.4%, to $156,000 in the third quarter of 2018 compared to $150,000 for the same quarter of 2017, due to additional auditing and legal services. Other expenses increased $66,000 or 76.5%, to $152,000 for the three months ended September 30, 2018 compared to $86,000 for the three months ended September 30, 2017 mainly due to an expense arising from an escheat accrual involving unclaimed property.

We recognized an income tax benefit of $26,000 for the three month period ended September 30, 2018 compared to an income tax benefit of $18,000 for the 2017 quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Net income increased $149,000, or 94.5%, to $307,000 for the nine months ended September 30, 2018, from $158,000 for the same period in 2017. The increase in net income is primarily due to a pre-tax gain of $436,000 ($329,000 after tax) on the sale of Bank owned land. Basic/diluted earnings per share were $0.13 and $0.07 for the nine months ended September 30, 2018 and 2017, respectively. Total interest income increased $206,000, or 7.1%, to $3.1 million for the nine months ended September 30, 2018, compared to $2.9 million for the nine months ended September 30, 2017. The increase in total interest income was mainly from interest earned on investment securities and other earning assets. Total interest expense increased $268,000, or 55.6%, to $751,000 for the nine months ended September 30, 2018 compared to $483,000 for the nine months ended September 30, 2017, This increase was due to increased interest rates paid on deposits, FHLB advances and federal funds purchased.

Each quarter an analysis of allowance factors is completed. Based on these factors, $59,000 in provision for loan losses was recorded for the nine months ended September 30, 2018 compared to $54,000 provision for the nine months ended September 30, 2017. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans decreased $67,000, or 2.9% , to $2.3 million for the nine months ended September 30, 2018, from $2.4 million for the nine months ended September 30, 2017.

Noninterest income increased $355,000, or 73.8%, to $836,000 for the nine months ended September 30, 2018 from $481,000 for the same period in 2017. The increase was due to a pre-tax gain on the sale of Bank owned land of $436,00. The land sold was adjacent to the Bank's main location and was originally purchased for possible use by the Bank. The increase in other income was offset by $14,000 in net losses from sales of securities available-for-sale for the nine months ended September 30, 2018 compared to $0 for the nine months ended September 30, 2017. Fees and service charges decreased $13,000, or 3.9%, to $319,000 for the nine months ended September 30, 2018 compared to $332,000 for the nine months ended September 30, 2017. This decrease was due to fewer overdraft fees charged and loan origination fees being lower for the period. The increase in cash value of bank-owned life insurance decreased by $22,000 to $71,000 for the nine months ended September 30, 2018 compared to $93,000 increase in cash value for the nine months ended September 30, 2017. Other income decreased $31,000, or 55.1%, to $25,000 for the nine months ended September 30, 2018 from $56,000 other income for the same period in 2017. This decrease was mainly due to the loss on the sale of REO property, reduced equity income from other assets and the decrease of income on sale of credit life and disability insurance for loans.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the nine months ended September 30, 2018, noninterest expense increased $11,000, or 0.4%, to $2.7 million compared to $2.7 million for the same nine month period in 2017. Compensation and employee benefits decreased $23,000, or 2.0%, to $1.1 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017 due to changes in staffing and the not filling staffing positions immediately. Office property and equipment decreased $30,000, or 8.7%, to $310,000 for the nine months ended September 30, 2018 compared to $339,000 for the nine months ended September 30, 2017 due to decreases in depreciation expense. Data processing services increased $26,000, or 7.7%, to $369,000 for the nine months ended September 30, 2018 compared to $343,000 for the nine months ended September 30, 2017. This increase was due to additional services provided by our data processor. Federal insurance premiums increased $1,000, or 2.3%, to $26,000 during the nine months ended September 30, 2018 compared to $26,000 for the nine months ended September 30, 2017, due to the asset size of the bank, which is used to calculate the insurance premiums. Accounting, regulatory and professional fees decreased $31,000, or 6.4%, to $455,000 in the nine months ended September 30, 2018 compared to $486,000 for the nine months ended September 30, 2017, due to reduced auditing and legal services. Other expenses increased $78,000 or 29.1%, to $348,000 for the nine months ended September 30, 2018 compared to $269,000 for the nine months ended September 30, 2017 mainly due to an expense arising from an escheat accrual involving unclaimed property.

We recognized an income tax expense of $67,000 for the nine months ended September 30, 2018 compared to an income tax benefit of $60,000 for the nine months ended September 30, 2017.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer,

concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2018.
Changes in internal controls.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibilty that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment of internal controls identified the below described material weakness.

The Company has determined that the Company's financial reporting controls and procedures with respect to the preparation and review of the financial statements and related discloures were not operating effectively for the quarter ended September 30, 2018. Due in part to the departure of the Company's Chief Financial Officer early in the third quarter of 2018, the Company lacks sufficient, qualified accounting resources to fully present the financial statements and footnotes in accordance with generally accepted accounting principles.

Management has developed certain remediation steps to address the material weakness discussed above and to improve internal control over financial reporting. If not remediated, these control deficiencies could result in material misstatements to the Company's financial statements. The Company and the Board of Directors take the control and integrity of the Company's financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The Company is currently conducting a search for a new chief financial officer and will assess its processes for the preparation and review of the financial statements. This process may include the use of third-party advisors if internal resources are not available. The material weakness will not be considered remediated until applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Part II – Other Information

Item 1    Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3    Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5    Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCF BANCORP, INC.

Date: November 14, 2018	/s/ Michael R. Segner
Michael R. Segner
President and Chief Executive Officer

Date: November 14, 2018	/s/ Stephen L. Mourlam
Stephen L. Mourlam
Interim Chief Financial Officer