Form 10-K
period 2018-12-31
WCF Bancorp, Inc.
filed 2019-03-29
CIK 1667944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018 was $23.1 million.

As of March 29, 2019, there were 2,561,542 issued and outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

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
WCF Bancorp, Inc.
WCF Bancorp, Inc., an Iowa corporation (the Company), was organized in March 2016. Upon completion of the mutual-to-stock conversion of WCF Financial, M.H.C. (the MHC) in July 2016, the Company became the registered savings and loan holding company of WCF Financial Bank (the Bank) and succeeded to all of the business and operations of Webster City Federal Bancorp (the Old Bancorp),

a federal corporation, and each of Webster City Federal Bancorp and the MHC ceased to exist. Since the completion of the mutual-to-stock conversion, the Company has not engaged in any significant business activity other than owning the common stock of WCF Financial Bank and making a loan to the Bank's Employee Stock Ownership Plan. In connection to the Bank's conversion to an Iowa commercial bank charter, in June 2018, the Company became a bank holding company and continues to be examined by the Federal Reserve Board. Our executive office is located at 401 Fair Meadow Drive, Webster City, Iowa, and our telephone number at that address is (515) 832-3071.
WCF Financial Bank
WCF Financial Bank converted to and became a State of Iowa-chartered commercial bank in 2018. This is the first step in taking a stronger commercial focus in the markets that we serve. WCF Financial Bank was formally a federal savings association that was chartered and began operations in 1934, and has operated in Webster City, Iowa without interruption since that date. In January 2014 we completed our acquisition of Independence Federal Bank for Savings. We operate our banking business at our main office in Webster City, Iowa, and one full-service branch in Independence, Iowa. We believe our locations are strategically positioned within the State of Iowa along Highway 20, covering the central and eastern portions of the state.
We are engaged primarily in the business of attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four-family residences. To a lesser extent we also originate consumer loans and non-owner occupied one-to-four family residential real estate and commercial real estate loans. We are now emphasizing commercial loans as part of our product lineup. This coincides with adding commercial expertise to our bank staff and the desire to build a commercial loan structure to grow the bank. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. We also invest in securities. Our revenues are derived principally from interest on loans and securities, and from loan origination and fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Des Moines (the FHLB). As an Iowa-chartered commercial bank, we are regulated by the Iowa Division of Banking and the Federal Deposit Insurance Corporation (FDIC). We maintain strong relationships with our regulators in order to provide the depositors and shareholders a strong and secure institution.
Available Information
Our website is located at www.wcfbank.com. The following filings are available through the investor relations tab on our website after we file them with the SEC: Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K. Information on these websites is not incorporated into, and should not be considered part of, this Annual Report.
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
Hamilton County is located 60 miles north, and Buchanan County is 125 miles northeast, of Des Moines, Iowa. Both counties consist primarily of small towns and rural areas. According to S&P Global the total populations for Hamilton and Buchanan County in 2017 were 15,115 and 21,202, respectively. The population in Hamilton County has decreased between the years 2010 to 2017, with a population growth rate of (0.5)% annually, while the population in Buchanan County has increased between the years 2010 to 2017, with a population growth rate of 0.17% annually. The average median household income in 2017 for Hamilton County was $55,836, while the average median income in 2017 for Buchanan County was $59,348. By contrast, the national level of median household income in 2017 was $57,652. By 2023, the projected increases in household income are expected to be 13.2% for Hamilton County and 6% for Buchanan County.
The economy of our market area is heavily dependent on farming and agriculture. The major employers in our market area include the Van Diest Supply Company and the Van Diest Medical Center, Webster City Community School District, John Deere, Pries Enterprises, Wapsie Valley Creamery, and Buchanan County Health Center.
Competition
We face intense competition in our market areas and from the internet both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds and insurance companies. Some of our competitors have greater name recognition and market presence, and offer certain services that we do not or cannot provide.
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
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At December 31,
	2018		2017

	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four family residential real estate	$52,335	81.4%	$56,091	81.4%
Non-owner occupied one-to-four family residential real estate	3,013	4.6	3,117	4.5
Commercial real estate	2,163	3.4	3,615	5.2
Consumer	6,802	10.6	6,146	8.9

Total loans receivable	64,313	100.0%	68,969	100.0%

Discount/Premium on loan purchases	30		10
Deferred loan costs (fees)	(28)		(30)
Allowance for loan losses	(509)		(538)

Total loans receivable, net	$63,806		$68,411
Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to-four family residential real estate	Non-owner occupied one-to-four family residential real estate	Commercial real estate and land	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2019	$618	$—	$—	$415	$1,033
2020	106	5	—	639	750
2021 to 2022	505	57	63	2,605	3,230
2023to 2027	2,689	297	660	2,404	6,051
2028 to 2032	10,322	992	1,072	78	12,463
2033 and beyond	38,096	1,661	368	661	40,786

Total	$52,335	$3,013	$2,163	$6,802	$64,313
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family residential real estate	$35,604	$16,113	$51,717
Non-owner occupied one-to-four family residential real estate	1,655	1,358	3,013
Commercial real estate	1,990	173	2,163
Consumer	6,387	—	6,387
Total	$45,636	$17,644	$63,280
Loan Approval Procedures and Authority. We make loans according to written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The consumer loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications. The commercial loan approval process has developed underwriting standards that are standard in the commercial industry and promote sound quality standards for the institution.
Our policies and loan approval limits are established by the board of directors. The management team internally has loan authority up to $1,000,000. Loans above $1,000,000 require the Board of Director loan committee approval. Loans not requiring Board of Director loan committee approval are reviewed and confirmed at the Board Meeting the following month.
We require appraisals of all real property securing commercial real estate, one-to-four family residential real estate loans and non-owner occupied one-to-four family residential real estate loans. All appraisers are state-licensed or state-certified appraisers, and are approved by the board of directors annually.
One-to-Four Family Residential Real Estate Loans. Our primary lending consists of originating and purchasing owner occupied, one-to-four family residential real estate loans, substantially all of which are primarily secured by properties located in Hamilton, Linn and Buchanan Counties in Iowa. At December 31, 2018, $52.3 million, or 81.4% of our total loan portfolio, consisted of owner-occupied one-to-four family residential real estate loans. We offer these loans with fixed-rate maturities of up to 30 years as well as adjustable rates. In recent years, in the historically low interest rate environment, nearly all of our one-to-four family residential real estate loan originations have had fixed-rates of interest. The average loan balance of our one-to-four family residential real estate loans at December 31, 2018 was $59,000.
One-to-four family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate one-to-four family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $484,350 for single-family homes. We maintain in our portfolio all of the loans that we originate, except we currently sell most fixed-rate one-to-four family residential real estate loans with maturities of greater than 15 years.
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
Generally, we originate one-to-four family residential real estate loans with loan-to-value ratios of up to 80%, and will, on occasion, originate loans with a loan-to-value ratio of up to 90% with private mortgage insurance or readily marketable collateral. During the years ended December 31, 2018 and 2017, we did not originate a significant amount of one-to-four family residential real estate loans with loan-to-value ratios in excess of 80%. All borrowers are required to obtain an abstract of title and a title opinion. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.
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
Non-Owner Occupied One-to-Four Family Residential Real Estate Loans. At December 31, 2018, $3.0 million, or 4.7%, of our total loan portfolio, consisted of non-owner occupied, or “investment,” one-to-four family residential real estate loans, all of which were secured by properties located in our market area. At December 31, 2018, our non-owner occupied one-to-four family residential real estate loans had an average balance of $35,000.
We originate fixed-rate and adjustable-rate loans secured by non-owner occupied one-to-four family properties. These loans may have a term of up to 25 years. In recent years, in the historically low interest rate environment, nearly all of our non-owner occupied one-to-four family residential loan originations have fixed-rates of interest. We generally lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In deciding to originate a loan secured by a non-owner occupied one-to-four family residential property, we review the creditworthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan. We require an abstract of title, a title opinion, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.
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

Commercial Real Estate Loans. WCF Financial Bank is expanding its Commercial Real Estate offerings as the Bank has added commercial banking staff to support this expansion into commercial banking. At December 31, 2018, $2.2 million, or 3.4% of our total loan portfolio, consisted of commercial real estate loans, which are generally secured by retail, industrial, service or other commercial properties and loans secured by raw land. At December 31, 2018, our commercial real estate loans had an average balance of $68,000.
Currently, we offer variable rate commercial loans. In the past, we have offered fixed-rate and adjustable-rate commercial real estate loans. In recent years, in the historically low interest rate environment, nearly all of our commercial real estate loan originations have had adjustable-rates of interest. These loans generally have terms of up to 20 years. We generally lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. The underwriting of commercial real estate loans includes but is not limited to evaluating the type of property securing the loan, the creditworthiness of the borrower, the expected cash flow from the property securing the loan, the global cash flow of the business, the cash flow requirements of the borrower, the value and condition of the property securing the loan and the borrower’s experience in owning or managing similar property. In evaluating a proposed commercial real estate loan, we emphasize the debt service coverage, generally requiring a minimum ratio of 1.20 times computed after deduction for a vacancy factor and property expenses we deem appropriate. Commercial real estate loans afford us the opportunity to earn higher yields than those obtainable on one-to-four family residential real estate lending and greater growth potential In addition, adjustable rate terms allow the bank to better manage the overall interest rate risk of the bank. Nevertheless, commercial real estate lending may involve greater risk than one-to-four family residential real estate loans because the loans generally have larger principal balances and repayment of these loans is dependent on the successful operation or management of the commercial property securing the loan. The success of the loan may also be affected by many factors outside the control of the borrower. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. Properly managed, this risk is mitigated by the bank with strong underwriting standards.
Consumer Loans. We offer a variety of consumer loans including new and used automobile loans, home improvement and home equity loans, recreational vehicle loans, and loans secured by certificates of deposits. At December 31, 2018, consumer loans totaled $6.8 million, or 10.6% of our loan portfolio, of which $4.5 million, or 65.8% of total consumer loans, were automobile loans.
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
In previous years we have not purchased loans. In December 2017 we purchased $9.8 million in one-to-four family residential loans located in Linn County, Iowa. Pursuant to our acquisition of Independence Bank in January 2014, we acquired $10.5 million in loans, substantially all of which were secured by properties located in Buchanan County, Iowa.
Substantially all of the one-to-four family residential real estate loans that we originate meet the underwriting guidelines established by Fannie Mae and Freddie Mac. In recent years, we have sold our conforming, fixed-rate one-to-four family residential real estate loans that have terms of greater than 20 years, on a servicing-released basis.
The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2018	2017
	(in thousands)
Total loans, at beginning of period	$68,969	$61,167

Loans originated:
One-to-four family residential	5,944	7,210
Non-owner occupied one-to-four family residential real estate	839	432
Commercial real estate	332	569
Consumer	3,886	2,805
Total loans originated	11,001	11,016

Loans purchased:
One-to-four family residential	—	9,806
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	—
Total loans purchased	—	9,806

Loans sold:
One-to-four family residential	(563)	(850)
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	—
Total loans sold	(563)	(850)

Other:
Principal repayments	(15,094)	(12,170)

Net loan activity	(4,656)	7,802
Total loans, including loans held for sale, at end of period	$64,313	$68,969

Non-Performing and Problem Assets
Delinquency Procedures. When a borrower fails to make a required monthly loan payment, a late notice is generated, generally on the 15th day after the payment due date, stating the payment and late charges due. A follow-up notice is sent on the 29th day after the payment due date, and again on the 45th day only if the loan is for a personal residence. On a case-by-case basis, we will also include follow-up phone calls. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Our CEO or Chief Lending Officer determines on a case-by-case basis further actions. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. The loan will remain on nonaccrual status until a timely repayment history has been established.
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
Delinquent Loans. The following table sets forth our loan delinquencies by type and amount of type at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2018
One-to-four family residential	25	$990	7	$369	32	$1,359
Non-owner occupied one-to-four family residential real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer	31	253	9	64	40	317
Total	56	1,243	16	433	72	1,676

At December 31, 2017
One-to-four family residential	27	$1,108	10	$492	37	$1,600
Non-owner occupied one-to-four family residential real estate	1	18	6	177	7	195
Commercial real estate	1	36	1	275	2	311
Consumer	33	249	9	54	42	303
Total	62	$1,411	26	$998	88	$2,409
Non-Performing Assets. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six months) and the ultimate collectability of the total contractual principal and interest is reasonably assured.
The following table sets forth information regarding our non-performing assets at the dates indicated. We had no troubled debt restructurings (TDRs) at the dates indicated.

	At December 31,
	2018	2017
	(Dollars in thousands)

Non-accrual loans:
One-to-four family residential real estate	$581	$151
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	275
Consumer	64	—
Total	645	426

Accruing loans 90 days or more past due:
One-to-four family residential real estate	$—	$341
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	—	57
Total loans 90 days or more past due	—	398

Total non-performing loans	645	824

Real estate owned	421	48
Other non-performing assets	—	—

Total non-performing assets	$1,066	$872

Ratios:
Total non-performing loans to total loans	1.00%	1.19%
Total non-performing assets to total assets	0.78%	0.66%
For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial, and the amount of interest we recorded on these loans was $0.
At December 31, 2018, nonaccrual loans consisted of 10 one-to-four family residential real estate loans totaling $581,060 and nine consumer loans totaling $63,655.
At December 31, 2018, we had $1.61 million in loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with existing loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. At December 31, 2018 and 2017, we had no loans that were classified as a troubled debt restructuring.

Foreclosed Real Estate Held for Sale. At December 31, 2018, we had $420.6 thousand in foreclosed real estate held for sale.
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
Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention/watch. As of December 31, 2018, we had $1.6 million of assets designated as special mention/watch.
We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2018, substandard assets consisted of loans of $644.7 thousand. There were no doubtful or loss assets at December 31, 2018.
As of December 31, 2018, our largest substandard loan classification had a principal balance of $132.0 thousand and was secured by a single family residence. Management believes this loan is adequately collateralized.

The following table sets forth our amounts of classified loans and loans designated as special mention as of December 31, 2018 and 2017.

	At December 31,
	2018	2017
	(In thousands)
Classification of loans:
Substandard	$645	$1,289
Doubtful	—	—
Loss	—	—
Total classified loans	$645	$1,289
Special mention	$1,614	$1,719
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
General Valuation Allowance on Non-impaired Loans. We establish a general allowance for non-impaired loans to recognize the probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience with a rolling 12-quarter average, adjusted for qualitative factors that could impact the allowance for loan losses. These qualitative factors may include risk selection and underwriting standards, and other changes in lending policies, procedures and practices; level of experience, ability, and depth of lending management and other relevant staff experience; quality of the loan review system; nature, trends in volume of the portfolio and terms of loans; volume and severity of past due loans; value of underlying collateral for collateral dependent loans; credit concentrations and levels of such concentrations; external factors (i.e. competition, legal and regulatory) on level of estimated credit losses; and national, regional and local economic trends and conditions. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.
In addition, as an integral part of their examination process, the Iowa Division of Banking and the FDIC with respect to WCF Financial Bank, and the Federal Reserve Board with respect to WCF Bancorp, Inc. will periodically review our allowance for loan losses and may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

The allowance for loan losses decreased $29,000, or 5.4%, to $509,000 at December 31, 2018 from $538,000 at December 31, 2017. However, the allowance for loan losses to total loans receivable increased to 0.79% at December 31, 2018 from 0.78% at December 31, 2017. The allowance for loan losses as a percentage of non-performing loans increased to 78.91% at December 31, 2018 from 65.29% at December 31, 2017. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2018 and 2017.
Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)

Balance at beginning of year	$538	$487

Charge-offs:
One-to-four family residential	(67)	(11)
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	(61)	(14)
Total charge-offs	(128)	(25)

Recoveries:
One-to-four family residential	—	—
Non-owner occupied one-to-four family residential real estate	—	—
Commercial real estate	—	—
Consumer	21	—
Total recoveries	21	—

Net charge-offs	(107)	(25)

Provision for loan losses	78	76

Balance at end of year	$509	$538

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.04%
Allowance for loan losses to non-performing loans at end of year	78.91%	65.29%
Allowance for loan losses to total loans at end of year	0.79%	0.78%

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

	At December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

One-to-four family residential	$407	80.0%	81.4%	$393	73.1%	81.4%
Non-owner occupied one-to-four family residential real estate	13	2.5	4.6	26	4.8	4.5
Commercial real estate	19	3.7	3.4	33	6.1	5.2
Consumer	70	13.8	10.6	86	16.0	8.9
Total allowance for loan losses	$509	100.0%	100.0%	$538	100.0%	100.0%
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
At December 31, 2018, all of our securities were classified as available-for-sale.
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

	At December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S government and agency securities	$3,740	$3,714	$1,239	$1,234
Mortgage-backed securities(1)	26,511	25,649	27,332	26,784
Municipal securities	14,484	14,259	15,051	15,111
Total securities available-for-sale	$44,735	$43,622	$43,622	$43,129

(1) Represents securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and are backed by residential mortgage loans.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made. Our municipal securities are all tax-exempt. All of our securities at this date were held as available-for-sale.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government and agency securities	$2,500	3.58%	$—	—%	$1,240	2.66%	$—	—%	$3,740	$3,714	3.41%
Mortgage-backed securities	—	—	23,078	1.95	3,433	2.73	—	—	26,511	25,649	2.04
Municipal securities	429	1.85	2,244	3.20	6,467	1.88	5,345	1.28	14,485	14,259	3.05
Total securities available-for-sale	$2,929	3.33%	$25,322	2.06%	$11,140	2.23%	$5,345	1.28%	$44,736	$43,622	2.48%
Sources of Funds
General. Deposits traditionally have been our primary source of funds for our lending activities and, as applicable, other investments. We also borrow from the Federal Home Loan Bank of Des Moines to supplement cash flow needs, and at December 31, 2018 we had $24.0 million of FHLB advances outstanding. The Bank had an additional $13.3 million available for funding at the FHLB on December 31, 2018. We also have an available line of credit in the amount of $2.5 million at Bankers’ Bank, of which there was no amount outstanding at December 31, 2018. Our additional sources of funds are scheduled loan repayments, loan prepayments, retained earnings and the proceeds of loan and securities sales.
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
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We have not relied on brokered deposits and at December 31, 2018 and 2017, we did not have any brokered deposits, however it may provide a source of future funding.

The following table sets forth the distribution of average total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$14,510	17.5%	0.24%	$14,369	16.5%	0.23%
Money market	11,114	13.4	0.84	11,373	13.1	0.30
NOW	17,711	21.4	0.05	18,337	21.1	0.08
Certificates of deposit	39,406	47.7	1.48	42,785	49.3	1.21

Total deposits	$82,741	100.0%	0.86%	$86,864	100.0%	0.72%
The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017
	(In thousands)
Interest Rate:
Less than 1%	$—	$16,330
1.00% - 1.99%	27,048	26,375
2.00% - 2.99%	13,700	—

Total	$40,748	$42,705
The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2018.

	At December 31, 2018
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than or equal to1.00%	$—	$—	$—	$—	$—	—%
1.00% - 1.99%	11,654	5,018	4,618	5,758	27,048	66.4
2.00% - 2.99%	11,905	1,697	98	—	13,700	33.6

Total	$23,559	$6,715	$4,716	$5,758	$40,748	100%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $15.0 million. The following table sets forth the maturity of those certificates as of December 31, 2018.

At December 31, 2018
(In thousands)

Three months or less	$892
Over three months through six months	3,853
Over six months through one year	6,441
Over one year to three years	2,229
Over three years	1,614

Total	$15,029
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

	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)

FHLB:
Balance at end of period	$24,000	$14,000
Average balance during period	$14,055	$4,315
Maximum outstanding at any month end	$24,000	$14,000
Weighted average interest rate at end of period	2.53%	2.21%
Average interest rate during period	2.31%	1.37%
Personnel
As of December 31, 2018, we had 25 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We believe that we have a good working relationship with our employees.
Subsidiary Activity
WCF Financial Bank is the only direct subsidiary of WCF Bancorp, Inc. WCF Financial Bank has one subsidiary, WCF Financial Service Corp., an inactive Iowa corporation that previously provided insurance products, but no longer conducts any business.
Supervision and Regulation
General
WCF Financial Bank is an Iowa-chartered bank and as such is examined by the Iowa Division of Banking (the “Iowa Division”) as its primary state regulator and by the Federal Deposit Insurance Corporation (“FDIC”) as its primary federal regulator and the insurer of its deposit accounts. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Iowa Division and the FDIC examine WCF Financial Bank and prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies. WCF Financial Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of WCF Financial Bank’s loan documents.
Any change in these laws or regulations, whether by the Iowa Division, the FDIC or Congress, could have a material adverse impact on WCF Bancorp, WCF Financial Bank and their operations.
In connection with WCF Financial Bank’s conversion of its charter from a federal savings association to an Iowa bank, WCF Bancorp applied to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become a registered bank holding company. Accordingly, WCF Bancorp continues to be required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve. WCF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.
Certain regulatory requirements that are applicable to WCF Financial Bank and WCF Bancorp are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on WCF Financial Bank and WCF Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.
Capital Requirements. Federal regulations require federally insured depository institutions meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (“BASEL III”) and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). WCF Bancorp has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, WCF Financial Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for qualifying institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A proposed rule issued by the federal regulators in December 2018 would specify a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework.
Federal banking agency regulations related to risk-based capital standards for insured institutions ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk.
Prompt Corrective Action Regulations. Under prompt corrective action regulations, the FDIC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks. The extent of supervisory action depends upon the degree of the institution’s undercapitalization. For this purpose, an insured institution is placed in one of the following five categories based on the bank’s capital:

•	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).
The previously referenced proposed rulemaking to establish a “community bank leverage ratio” would adjust the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements.
At December 31, 2018, WCF Financial Bank met the criteria for being considered “well-capitalized.”

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities. All state-chartered FDIC-insured banks are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Iowa law, whichever is less.
In addition, the FDIC is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Branching Authority. Iowa banks, such as WCF Financial Bank, have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.
Dividend Payments. The primary source of funds for the Company is dividends from WCF Financial Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as WCF Financial Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, WCF Financial Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by WCF Financial Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.
Community Reinvestment Act Requirements. The Community Reinvestment Act (CRA) requires WCF Financial Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. State and federal regulators regularly assess WCF Financial Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of WCF Financial Bank’s effectiveness in meeting its CRA requirements. WCF Financial Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Insurance of Deposit Accounts. WCF Financial Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is $250,000.
The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of WCF Financial Bank. Future insurance assessment rates cannot be predicted.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of WCF Financial Bank’s total assets.
Federal Home Loan Bank System. WCF Financial Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Des Moines, WCF Financial Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2018, WCF Financial Bank held $1.11 million of capital stock in the FHLB of Des Moines and was in compliance with this requirement.

Other Regulations
WCF Financial Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	fair lending laws;

•	Unfair or Deceptive Acts or Practices laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The operations of WCF Financial Bank are further subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.
Regulation and Supervision of the Company
WCF Bancorp is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve. WCF Bancorp is required to obtain the prior approval of the Federal Reserve to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve approval would be required for WCF Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.
A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends of repurchase of stock under certain circumstances. These regulatory policies could affect the ability of WCF Bancorp to pay dividends, repurchase its stock or otherwise engage in capital distributions.
The status of WCF Bancorp as registered a bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.
Change in Control
Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as WCF Bancorp unless the Federal Reserve has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with WCF Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
Federal Securities Laws
WCF Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. WCF Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.
Insider Transactions. WCF Financial Bank is subject to certain restrictions imposed by federal law on “covered transactions” between WCF Financial Bank and its “affiliates.” WCF Bancorp is an affiliate of WCF Financial Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company, and the acceptance of the stock or other securities of the Company as collateral for loans made by WCF Financial Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by WCF Financial Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or WCF Financial Bank, or a principal stockholder of the Company, may obtain credit from banks with which WCF Financial Bank maintains a correspondent relationship.
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a 0% reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
WCF Bancorp, Inc. is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the fiscal years ended December 31, 2015 through December 31, 2018. Neither the federal tax return nor the state tax return has been audited for the last five years.
Federal Taxation
Method of Accounting. For federal income tax purposes, WCF Bancorp, Inc. and WCF Financial Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), WCF Financial Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, WCF Financial Bank has elected to use the experience method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2018, WCF Financial Bank had no reserves subject to recapture in excess of its base year reserves.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WCF Financial Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2018, our total federal pre-1988 base year reserve was $2.1 million. However, under current law, pre-1988 base year reserves remain subject to recapture if WCF Financial Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
Alternative Minimum Tax. The Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income” in years prior to 2018. The AMT was payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses previously offset no more than 90% of alternative minimum taxable income. Certain past AMT payments were used as credits against regular tax liabilities and are refundable in future years. At December 31, 2018, WCF Bancorp, Inc. had $17,000 of AMT credits available to carry forward to future periods.
Net Operating Loss Carryovers. A company may carry forward net operating loss carry overs. Under current tax law federal net operating losses arising in years ended after December 31, 2017 do not expire. At December 31, 2018, WCF Bancorp, Inc. had $821,000 in net operating loss carry forwards for federal income tax purposes, and $482,000 in net operating loss carry forwards for Iowa income tax purposes which expire from 2036 to 2037.
Corporate Dividends-Received Deduction. WCF Bancorp, Inc. may exclude from its income 100% of dividends received from WCF Financial Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 65% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 50% of dividends received or accrued on their behalf.
State Taxation
WCF Bancorp, Inc. files an Iowa corporation tax return, and the Bank files an Iowa franchise income tax return. The Iowa corporate income tax rate ranges from 6% to 12% depending upon Iowa taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporate income tax.
Iowa imposes a financial institution franchise tax, in lieu of the corporate income tax, on the Iowa franchise taxable income of financial institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. Net operating losses may be carried forward to the succeeding 20 taxable years.
Item 1A    Risk Factors
This item is not applicable because we are a smaller reporting company.
Item 1B    Unresolved Staff Comments
Not applicable.
Item 2    Properties
The following table sets forth certain information relating to our properties as of December 31, 2018.

	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of
Location				December 31, 2018
				(In thousands)
Main Office:
401 Fair Meadow Drive	1934	Owned	Not applicable	$2,479
Webster City, Iowa
Full Service Branch:
305 First Street West	2014	Owned	Not applicable	$204
Independence, Iowa
We believe that our facilities are adequate for the business conducted.
In 2018 the Bank sold a portion of its existing property at Fair Meadow Drive.

Item 3    Legal Proceedings
At December 31, 2018, there were no material legal proceedings to which the Company or the Bank is a party or of which any of its property is subject. From time to time, the Company and the Bank is a party to various legal proceedings incident to its business.
Item 4    Mine Safety Disclosures
Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Shares of the Company’s common stock are trading on the NASDAQ Capital Market under the symbol “WCFB”.
On March 14, 2019, the Company had 192 stockholders of record. Certain shares of WCF Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Repurchases
The Company did not repurchase any shares of its common stock during the quarter or year ended December 31, 2018.
Item 6    Selected Financial Data
This item is not applicable because we are a smaller reporting company.
Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the audited consolidated financial statements and the notes thereto, appearing in Part II, Item 8 of this report. All references herein to the “Company”, “we”, “us”, or similar terms refer to WCF Bancorp, Inc. and its subsidiaries.
Overview
Our profitability is highly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.
Our net income increased $343,000, or 295.7%, to a profit of $226,000, or $0.09 per share, for the year ended December 31, 2018, compared to a net loss of $116,000, or $0.05 per share, for the year ended December 31, 2017. The increase was due in large part to the sale of bank owned property in 2018 which resulted in a gain on sale of $436,000 and for lower income tax expense in 2018. Noninterest expense increased by $100,000 to $3.7 million in 2018 compared to $3.6 million in 2017. Compensation, payroll taxes, and employee benefits increased $74,000 to $1.6 million in 2018 from $1.5 million in 2017. The increase was due to the additional compensation to match current job descriptions.
An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income, which would have an adverse effect on our results of operations. As described in “Market Risk,” we expect that our net interest income and our net portfolio value would decrease as a result of an instantaneous increase in interest rates. We use a variety of strategies to help manage interest rate risk, as described in “Market Risk.”
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in north central and northeastern Iowa. Local economic conditions have a significant impact on our lending operations, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. Although we do not originate agricultural real estate or agricultural business loans, our market area is largely rural and agricultural. Accordingly, the agricultural economy generally has a significant effect on the financial stability of many of our customers. In addition, changes in economic conditions could result in increased actual losses or increased losses inherent in our loan portfolio, either of which could require us to significantly increase our provision for loan losses. Changes in economic conditions could further negatively affect us. A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our results of operations, financial condition and earnings. We are subject to specific market risks due to the dependence by many of our customers on an agriculture economy.
Business Strategy
Our goal is to build stockholder value by operating a growing and profitable financial institution that delivers a superior banking experience to our customers. We have a strong capital position and excellent asset quality and plan to leverage that with quality growth in the commercial, agricultural, residential real estate and consumer sectors. We are currently building the infrastructure to add the commercial and agriculture lines of business to strengthen our ability to grow and add scale to our current banking operation.
Our current principal business strategies are:

•
Focus on building commercial and agricultural infrastructure in the organization. Adding staffing depth in the commercial lending and deposit area will be needed to accomplish this goal as well as to ensure that quality objectives are met. The ability to add the commercial and agricultural business lines will allow us to grow the bank to meet our objectives, diversify the portfolio, and add shorter term assets and loans that reprice on a shorter term horizon to the asset mix. This will allow the bank the ability to grow at a faster rate with higher earning assets that are substantially less interest rate sensitive. Strategically we are interested in growing commercial deposits because they tend to be larger accounts and less price sensitive than retail deposits.

•
Continuing to emphasize the origination of one-to-four family residential real estate loans. We will continue to emphasize the origination of one-to-four family residential real estate loans in our market area. At December 31, 2018, $52.3 million, or 81.4% of our total loan portfolio, consisted of owner-occupied one-to-four family residential real estate loans, compared to $56.1 million, or 81.4% of our total loan portfolio, at December 31, 2017. We will continue to originate these types of loans because it is a strong recurring source of interest income.

•
Continuing to increase the origination of consumer loans. We plan to continue to increase the origination of consumer loans, including our direct automobile loans. Our consumer loans increased $656,000 during 2018 to $6.8 million at December 31, 2018 from $6.1 million at December 31, 2017. Our consumer loans generally carry higher interest rates and shorter maturities than our one-to-four family residential real estate loans, thereby increasing our interest income and reducing our interest rate risk. In addition, we will attempt to expand our relationships with our consumer loan borrowers with the goal of increasing our interest income.

•
Continuing to apply disciplined underwriting practices to maintain the quality of our loan portfolio. We believe that strong asset quality is a key to long-term financial success. Our goal is to maintain strong asset quality with moderate credit risk. We seek to accomplish this by applying conservative underwriting standards and by pursuing diligent monitoring and collection efforts. At December 31, 2018, our nonperforming loans (loans which are 90 or more days delinquent and loans which are less than 90 days delinquent but classified as nonaccrual) were 1.0% of our total loan portfolio.

•
Enhancing core earnings by increasing lower-cost transaction and savings accounts. Demand, checking and money market accounts are a lower-cost source of funds than time deposits, and we have made a concerted effort to increase lower-cost transaction deposit accounts and reduce time deposits. Our ratio of core deposits (which we define as all deposit accounts except for certificate of deposit accounts) to total deposits has decreased to 51.2% at December 31, 2018 from 51.3% at December 31, 2017. We plan to continue to market our core transaction accounts (primarily checking accounts), by emphasizing our high quality service and competitive pricing of these products. Additionally, we believe our implementation of additional products and improved technological services such as remote deposit capture will increase our core deposits.

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
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one-to-four family residential real estate loans, consumer loans, non-owner occupied one-to-four family real estate loans and commercial real estate loans and land loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; loan concentrations, trends in volume and terms of loans; changes in lending practices and procedures; changes in lending management and staff; changes in the value of underlying collateral; changes in the quality of the loan review system; national and local economic trends and conditions; and the effects of other external factors. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2018.
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
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the original terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-

case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
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
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total assets increased $5.2 million, or 3.9%, to $137.4 million at December 31, 2018 from $132.2 million at December 31, 2017. The increase was primarily due to an increase in federal funds sold of $8.5 million arising from a $12 million draw on FHLB advances in the latter part of December 2018. Cash and due from banks increased $0.3 million, or 8.4%, to $3.6 million at December 31, 2018 compared to $3.3 million at December 31, 2017. Federal funds sold increased $8.5 million, or 318.2%, to $11.2 million at December 31, 2018 from $2.7 million at December 31, 2017. Net loans receivable decreased $4.6 million, or 6.7%, to $63.8 million at December 31, 2018 from $68.4 million at December 31, 2017. The decrease in net loans receivable was primarily due to an decrease of $3.8 million, or 6.7%, in one-to-four family residential real estate to $52.3 million at December 31, 2018 from $56.1 million at December 31, 2017, along with a decrease of $103,000, or 3.3%, in non-owner occupied one-to-four family residential loans to $3.0 million at December 31, 2018 from $3.1 million at December 31, 2017. Commercial real estate loan balances decreased $1.4 million to $2.2 million on December 31, 2018 from $3.6 million on December 31, 2017. These decreases were partially offset by an increase of $656,000 in consumer loans to $6.8 million at December 31, 2018 from $6.1 million at December 31, 2017.
Total liabilities increased $5.8 million, or 5.6%, to $109.6 million at December 31, 2018 from $103.8 million at December 31, 2017. The increase in liabilities was mainly due to FHLB advances increasing $10.0 million, to $24.0 million as of December 31, 2018 from $14.0 million as of December 31, 2017. Deposits at December 31, 2018 were $83.6 million compared to $87.7 million at December 31, 2017. The decrease in deposits was primarily due to a $2.0 million decrease in certificates of deposit balances, along with a decrease of $1.0 million in statement savings balances.
Stockholders equity decreased $659,000, or 2.3%, to $27.8 million at December 31, 2018 from $28.4 million at December 31, 2017. The decrease in stockholders’ equity resulted from the net effect of $226,000 of net income realized during the year ended December 31, 2018, which was offset by $481,000 paid in dividends and a decline in Accumulated Other Comprehensive Income (Loss) of $530,000.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017
Net income increased $343,000, or 295.7% to $226,000 for the year ended December 31, 2018, compared to a net loss of $116,000 for the year ended December 31, 2017. Basic/diluted earnings per share were $0.09 for 2018 compared to a net loss per share of $0.05 for 2017. Total interest income increased $251,000, or 6.6%, to $4.1 million for the year ended December 31, 2018, from $3.8 million for the year ended December 31, 2017. This increase was primarily caused by a $198,000 increase in taxable municipal bond interest income in 2018, along with a $52,000 increase in interest income from other earning assets. Total interest expense was $1,044,000 for the year ended December 31, 2018, compared to $654,000 for the year ended December 31, 2017. The increase was due to higher interest being paid on deposits and FHLB advances during 2018, compared to 2017.
Each quarter an analysis of the factors described in “Critical Accounting Policies - Allowance for Loan Losses” is completed. Based on these factors, a $78,000 provision for loan losses was recorded for the year ended December 31, 2018, compared to a provision of $76,000 for the year ended December 31, 2017. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2018 compared to those at December 31, 2017. While we believed the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.
Net interest income after provision for losses on loans decreased $141,000, or 4.6%, to $3.0 million for the year ended December 31, 2018, from $3.1 million for the year ended December 31, 2017.
Noninterest income increased $380,000, or 62.2% to $992,000, for the year ended December 31, 2018 from $611,000 for the year ended December 31, 2017. The increase was due mainly to the gain on the sale of bank owned property of $436,000. Earnings from the cash value of bank-owned life insurance policies decreased $23,000 to $93,000 in 2018 from $116,000 in 2017.
Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, FDIC insurance premiums, charitable contributions and professional fees. During the year ended December 31, 2018, noninterest expense increased $93,000, or 2.6%, to $3.7 million, compared to $3.6 million for the year ended December 31, 2017. Compensation and employee benefits increased $74,000, or 5.0%, due to an increase in salaries for 2018, increased costs associated with the hiring of a new CEO and the related costs of employee retirements. Office property and equipment expense decreased $80,000 in 2018 due mainly to a reduction in building depreciation expense resulting from assets becoming fully depreciated during the year. Accounting, regulatory and professional fees also decreased $30,000 in 2018 due to a decrease in legal expenses. Other Real Estate expense increased $48,000 due to an increase in the expenses related to the number of properties repossessed by the bank in 2018. Other expense increased $100,000 due partially to an expense arising from escheat accrual involving unclaimed property.
We recognized income tax expense of $21,000 for the year ended December 31, 2018 compared to an income expense of $218,000 for the year ended December 31, 2017. On December 22, 2017, tax reform was passed, changing the corporate federal tax rate from 35% to 21% which required an adjustment to deferred tax assets of $302,000. This was a non-recurring adjustment in the deferred tax asset account which affected period ending December 31, 2017.
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

	For the Year Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$65,458	$2,936	4.49%	$60,442	$2,847	4.71%
Investment securities - taxable	34,447	796	2.31	31,080	598	1.92
Investment securities - non-taxable	9,288	191	2.06	11,633	278	2.39
Other interest-earning assets	5,349	156	2.92	9,648	105	1.09
Total interest-earning assets	114,542	4,079	3.56	112,803	3,828	3.39
Noninterest-earning assets	12,546			9,705
Total assets	$127,088			$122,508

Interest-bearing liabilities:
Savings accounts	14,510	35	0.24	14,369	$33	0.23
Money market accounts	11,114	93	0.84	11,373	34	0.30
NOW	13,245	9	0.07	13,739	11	0.08
Certificates of deposit (2)	39,406	576	1.46	42,808	517	1.21
Total interest-bearing deposits	78,275	713	0.91	82,289	595	0.72
Advances from FHLB of Des Moines	14,242	331	2.32	4,315	59	1.37
Total interest-bearing liabilities	92,517	1,044	1.13	86,604	654	0.76
Noninterest-bearing checking deposits	4,466			4,611
Noninterest-bearing liabilities	2,215			2,326
Total liabilities	99,198			93,541
Equity	27,890			28,967
Total liabilities and equity	$127,088			$122,508

Net interest income		$3,035			$3,174
Net interest rate spread (3)			2.43%			2.63%
Net interest-earning assets (4)	$22,025			$26,199
Net interest margin (5)			2.65%			2.81%
Average of interest-earning assets to interest-bearing liabilities			123.81%			130.25%

(1) Amortization of fees, discounts and premiums included in interest income were $33,000 and $32,000 for the years ended December 31, 2018 and 2017, respectively.
(2) Amortization of premiums included in interest expense were $10,000 and $15,000 for the years ended December 31, 2018 and 2017, respectively.
(3) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by total interest-earning assets.
Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans (1)	$236	$(147)	$89
Securities available-for-sale - taxable	65	133	198
Securities available-for-sale - non-taxable	(56)	(31)	(87)
Other interest-earning assets	(47)	98	51

Total interest-earning assets	198	53	251

Interest-bearing liabilities:
Savings accounts	—	2	2
Money market accounts	(1)	60	59
NOW accounts	—	(2)	(2)
Certificates of deposit (2)	(41)	100	59
Total deposits	(42)	160	118
Borrowings	7	—	7
FHLB Advances	133	133	266

Total interest-bearing liabilities	97	293	390

Change in net interest income	$101	$(240)	$(139)

(1) Amortization of fees, discounts and premiums included in interest income were $33,000 and $32,000 for the years ended December 31, 2018 and 2017, respectively.
(2) Amortization of premiums included in interest expense were $10,000 and $15,000 for the years ended December 31, 2018 and 2017, respectively.

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
Economic Value of Equity Analysis. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200 and +300 basis points and -100 basis points) at December 31, 2018.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Fair Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)

300	$17,853	$(8,411)	(32.02)%	15.51%	$(4.70)
200	21,132	(5,132)	(19.54)	17.56	(2.65)
100	24,083	(2,181)	(8.30)	19.22	(0.99)
—	26,264	—	—	20.21	—
(100)	27,043	779	2.97	20.24	0.03

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

The table above indicates that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 3.0% increase in our economic value of equity. In the event of a 300 basis points increase in interest rates, we would experience a decrease of 32.0% in economic value of equity.
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
Liquidity and Capital Resources
The term “liquidity” refers to the ability of WCF Bancorp, Inc. and WCF Financial Bank to meet current and future short-term financial obligations. WCF Bancorp, Inc. and WCF Financial Bank further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. WCF Financial Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and investment securities, and FHLB advances. WCF Financial Bank can borrow funds from the FHLB based on eligible collateral of loans and securities. WCF Financial Bank had FHLB advances of $24.0 million outstanding as of December 31, 2018 with unused borrowing capacity of $13.3 million.

WCF Financial Bank’s primary investing activities are the origination of loans and the purchase of investment securities. WCF Financial Bank’s originations net of loan principal repayments were $4.6 million for the year ended December 31, 2018 and $7.8 million for the year ended December 31, 2017. Historically we have not purchased loans. We did not purchase any loans during 2018 compared to $9.8 million in 2017. Purchases of securities totaled $9.8 million and $6.4 million for the years ended December 31, 2018 and 2017, respectively.
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
Certificates of deposit totaled $40.7 million at December 31, 2018, of which $23.6 million had maturities of one year or less. WCF Financial Bank relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on our experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with us.
WCF Bancorp, Inc. is a separate legal entity from WCF Financial Bank and must provide for its own liquidity needs, such as repurchasing stock and paying dividends to stockholders. WCF Bancorp Inc.’s primary source of liquidity is the dividends it receives from WCF Financial Bank. At December 31, 2018, WCF Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents of $3.0 million.
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
For the year ended December 31, 2018, we did not engage in any off-balance sheet transactions other than unused lines of credit in the normal course of our lending activities.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 1 of the notes to the Company’s consolidated financial statements.
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

Item 8    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WCF Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WCF Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
March 29, 2019

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017

Assets	2018	2017
Cash and due from banks	$3,587,631	$3,310,400
Federal funds sold	11,175,000	2,672,000
Cash and cash equivalents	14,762,631	5,982,400

Time deposits in other financial institutions	4,540,687	4,545,878
Securities available-for-sale, at fair value	43,622,041	43,129,481

Loans receivable	64,314,968	68,949,715
Allowance for loan losses	(508,920)	(538,319)
Loans receivable, net	63,806,048	68,411,396

Federal Home Loan Bank (FHLB) stock, at cost	1,110,000	703,400
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,585,740	3,791,429
Deferred taxes on income	768,831	631,080
Income taxes receivable	34,739	40,320
Accrued interest receivable	424,909	439,855
Goodwill	55,148	55,148
Bank-owned life insurance	3,231,032	3,138,112
Prepaid expenses and other assets	1,275,166	1,205,146
	$137,364,472	$132,221,145
Liabilities and Stockholders' Equity
Deposits	$83,577,825	$87,740,194
FHLB advances	24,000,000	14,000,000
Advance payments by borrowers for taxes and insurance	556,494	527,774
Accrued interest payable	18,221	13,983
Accrued expenses and other liabilities	1,441,057	1,509,680
Total liabilities	109,593,597	103,791,631
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 2,561,542 shares issued and outstanding at December 31, 2018 and December 31, 2017	25,615	25,615
Additional paid-in capital	14,223,738	14,215,017
Retained earnings, substantially restricted	15,565,683	15,758,825
Unearned ESOP Shares	(1,204,808)	(1,259,576)
Accumulated other comprehensive loss	(839,353)	(310,367)
Total stockholders' equity	27,770,875	28,429,514
Total liabilities and stockholders' equity	$137,364,472	$132,221,145

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2018 and 2017

	Twelve Months Ended December 31,
	2018	2017
Interest income:
Loans receivable	$2,935,821	$2,847,293
Investment securities - taxable	795,790	598,001
Investment securities - tax exempt	190,883	278,312
Other interest earning assets	156,417	104,519
Total interest income	4,078,911	3,828,125
Interest expense:
Deposits	712,667	594,757
FHLB advances	324,930	59,168
Overnight borrowings	6,560	—
Total interest expense	1,044,157	653,925
Net interest income	3,034,754	3,174,200
Provision for losses on loans	78,000	76,000
Net interest income after provision for losses on loans	2,956,754	3,098,200
Noninterest income:
Fees and service charges	438,874	431,907
Losses on sale of securities available-for-sale, net	(14,465)	—
Gain on sale of land	435,818	—
Increase in cash value - bank-owned life insurance	92,920	116,611
Other income	38,729	62,908
Total noninterest income	991,876	611,426
Noninterest expense:
Compensation, payroll taxes, and employee benefits	1,559,324	1,485,549
Advertising	66,721	91,191
Office property and equipment	370,737	450,270
Federal insurance premiums	25,024	33,862
Data processing services	487,087	464,942
Charitable contributions	3,846	5,955
Other real estate expenses, net	68,871	20,939
Dues and subscriptions	36,948	37,701
Accounting, regulatory and professional fees	628,483	658,987
Debit card expenses	2,623	6,568
Other expenses	451,404	351,774
Total noninterest expense	3,701,068	3,607,738
Earnings before taxes on income	247,562	101,888
Tax expense (benefit)	21,155	217,993
Net income (loss)	$226,407	$(116,105)
Basic earnings (loss) per common share	$0.09	$(0.05)
Diluted earnings (loss) per common share	$0.09	$(0.05)
See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2018 and 2017

	2018	2017
Net income (loss)	$226,407	$(116,105)

Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities	(635,783)	177,834
Reclassification adjustment for net losses realized in net income	14,465	—
Income tax benefit (expense)	153,467	(67,735)
Other comprehensive income (loss)	(467,851)	110,099
Comprehensive loss	$(241,444)	$(6,006)

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2018 and 2017

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP Shares	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2016	$25,615	$14,201,795	$16,354,380	$(1,314,344)	$(420,466)	$28,846,980
Net loss	—	—	(116,105)	—	—	(116,105)
Other comprehensive income	—	—	—	—	110,099	110,099
Release of ESOP shares	—	13,222	—	54,768	—	67,990
Dividends paid on comm stock,
$0.20 per common share	—	—	(479,450)	—	—	(479,450)
Balance at December 31, 2017	25,615	14,215,017	15,758,825	(1,259,576)	(310,367)	28,429,514
Net income	—	—	226,407	—	—	226,407
Other comprehensive loss	—	—	—	—	(467,851)	(467,851)
Reclass of stranded tax effects of tax rate change	—	—	61,135	—	(61,135)	—
Release of ESOP shares	—	8,721	—	54,768	—	63,489
Dividends paid on common stock,
$0.20 per common share	—	—	(480,684)	—	—	(480,684)
Balance at December 31, 2018	$25,615	$14,223,738	$15,565,683	$(1,204,808)	$(839,353)	$27,770,875

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2018 and 2017

	Twelve Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$226,407	$(116,105)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	706,809	831,958
Provision for losses on loans	78,000	76,000
ESOP expenses	63,489	67,990
Deferred taxes on income	15,716	236,134
Gain on sales of securities	14,465	—
Gain on sales of one-to-four family residential loans	(4,562)	(11,560)
Proceeds from sales of one-to-four family residential loans	568,062	861,860
Originations of one-to-four family residential loans	(563,500)	(850,300)
(Gain) loss on sale of other real estate owned	14,590	(9,995)
Gain on sale of land	(435,818)	0
Write-downs of other real estate owned	48,243	0
Increase in cash value of bank-owned life insurance	(92,920)	(116,611)
Change in:
Accrued interest receivable	14,946	(16,905)
Prepaid expenses and other assets	52,399	137,372
Advance payments by borrowers for taxes and insurance	28,720	35,641
Accrued interest payable	4,238	10,786
Accrued expenses and other liabilities	(68,621)	(205,678)
Income tax receivable	5,581	20,519
Net cash provided by operating activities	676,244	951,106
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	3,925,191	6,134,190
Purchase of time deposits in other financial institutions	(3,920,000)	(5,643,000)
Proceeds from calls and maturities of securities available-for-sale	6,158,406	7,608,178
Proceeds from sale of securities available-for-sale	2,121,241	—
Purchase of securities available-for-sale	(9,853,924)	(6,444,141)
Purchase of loans	—	(9,789,292)
Net change in loans receivable	3,963,974	1,865,025
Net change in FHLB stock	(406,600)	(348,600)
Proceeds from sale of office property and equipment	685,818	—
Purchase of office property and equipment	(55,186)	(44,708)
Net cash provided by (used in) investing activities	2,747,040	(6,662,348)
Cash flows from financing activities:
Net change in deposits	(4,162,369)	650,514
Net change in FHLB advances	10,000,000	8,500,000
Dividends paid	(480,684)	(479,450)
Net cash provided by financing activities	5,356,947	8,671,064
Net increase in cash and cash equivalents	8,780,231	2,959,822
Cash and cash equivalents at beginning of year	5,982,400	3,022,578
Cash and cash equivalents at end of year	$14,762,631	$5,982,400
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$1,039,919	$643,138
Taxes on income	—	(38,660)
Noncash investing activities:
Transfers to other real estate owned from loans	588,367	86,353
Transfer to finance the sale of other real estate owned	24,993	73,095
See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-K
Notes to Consolidated Financial Statements

(1)	Basis of Presentation
Description of Business
WCF Bancorp, Inc. (the Company) is an Iowa-chartered corporation organized in 2016 to be the successor to Webster City Federal Bancorp (the Old Bancorp), a federal corporation, upon completion of the second-step conversion of WCF Financial, M.H.C. (the MHC) from a mutual holding company to a stock holding company form of organization. The MHC was the former mutual holding company for the Old Bancorp prior to the completion of the second-step conversion. Upon consummation of the second-step conversion, the MHC and the Old Bancorp ceased to exist. The second-step conversion was completed on July 13, 2016.
The Company's principal business is the ownership and operation of the Bank. The Bank is a community bank and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The primary business of the Bank is accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four family residences. To a lesser extent, the Company also originates consumer loans and non-owner occupied one-to-four family residential real estate loans. On a limited basis the Company has also originated commercial real estate loans. The Company also invests in securities. The Company's primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. The Company's revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of Des Moines (the FHLB). As a state chartered financial institution, the Bank is subject to comprehensive regulation and examination by the Office of the Iowa Division of Banking and the Federal Deposit Insurance Corporation (the FDIC). As a bank holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).
Prior to July 1, 2018, the Bank was a federally chartered savings association regulated by the Office of the Comptroller of Currency. The Bank converted its charter and is now an Iowa-chartered commercial bank and a member of the Federal Home Loan Bank (FHLB) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the FDIC.
The primary business of WCF Financial Service Corp (the Service Corp), a wholly-owned subsidiary of the Bank, was the sale of credit life and disability insurance products that were previously disallowed by savings and loan regulations. Currently the Service Corp is inactive.
Principals of Consolidation
The consolidated financial statements include the accounts of WCF Bancorp, Inc. and its subsidiaries. All material inter-company accounts and transactions have been eliminated.
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

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.
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
Cash and Cash Equivalents
For the purpose of reporting cash flows, the Company includes cash and funds due from other depository institutions. The Company maintains amounts due from banks which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Included as cash equivalents at December 31, 2018 and 2017 were interest-bearing deposits totaling $14,177,356 and $5,451,778, respectively.
Time Deposits in Other Financial Institutions
Time deposits in other financial institutions consist of certificate of deposit not meeting the definition of cash and cash equivalents. All certificates are held by other banks, are recorded at cost and mature from January 2019 through December 2023.
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
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. Net realized losses of $14,465 and $0 were recorded in 2018 and 2017, respectively.
FHLB Stock
FHLB stock represents equity interest in the Federal Home Loan Bank (FHLB) of Des Moines and its carried at cost due to the restricted nature of the stock and is evaluated for potential impairment annually. There was no impairment in 2018 and 2017.
Bankers' Bank Stock
Bankers' Bank stock represents equity interest in Bankers' Bank of Madison (Bankers' Bank) and is carried at cost due to the restricted nature of the stock and is evaluated for potential impairment annually. There was no impairment in 2018 and 2017.
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
Financial Instruments with Off-Balance Sheet Risk
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements (see note 11). The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counter party.
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
At December 31, 2018 and 2017, the cost and accumulated depreciation of office property and equipment were as follows:

	2018	2017

Land	$804,000	$804,000
Office building and improvements	3,657,779	3,657,779
Furniture, fixtures, and equipment	513,347	531,727
	4,975,126	4,993,506
Less accumulated deprecation	1,389,386	1,202,077
	$3,585,740	$3,791,429
Depreciation expense was $260,875 and $294,804 for the years ended December 31, 2018 and 2017, respectively.
Goodwill Accounting Policy
Goodwill is not amortized but is subject to a qualitative impairment test to determine if it is more likely than not that goodwill is impaired. If it is determined impairment is more likely than not, a quantitative test is performed to measure the impairment, if any. The Company has completed its annual qualitative test and determined no impairment existed as of December 31, 2018 and 2017.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties on unrecognized tax benefits are classified as other noninterest expense. There were no interest and penalties on unrecognized tax benefits for the years ending December 31, 2018 and 2017.
Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2018 and 2017, capital levels exceeded minimum capital requirements (see note 9).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at year-end based on the affiliate’s most current available financial statements. In 2018 and 2017, the Company recorded its investment in affiliate value based on the affiliates December 31, 2018 and December 31, 2017 financial statements, respectively.
The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment in affiliate is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the periods ending December 31, 2018 and December 31, 2017 is presented below.

	As of and for the period ending
	December 31, 2018	December 31, 2017

Current assets	$153,125	$136,150
Long-term assets	1,631,944	1,669,687
Current liabilities	184,389	86,294
Total equity	1,600,680	1,719,544
Total revenue	996,735	924,323
Net income	159,957	140,603
Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the twelve months ended December 31, 2018 and December 31, 2017 is presented below.

	December 31,
	2018	2017
Net income	$226,407	$(116,105)

Weighted average common shares outstanding and diluted common shares outstanding	2,410,295	2,404,096

Basic earnings (loss) per common share	$0.09	$(0.05)
Diluted earnings (loss) per common share	$0.09	$(0.05)

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
Subsequent Events
The Company has evaluated subsequent events through March 29, 2019, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements by the Company other than the item noted below.
On February 28, 2019 the Company purchased a pool of one-to-four family residential real estate loans totaling $5.4 million.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of the reduced federal corporate income tax rate, which is effective in 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company adopted the amendment in the first quarter of 2018 using the beginning of the period option. The reclassified amount was approximately $61,000.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The company is currently evaluating the impact of this new standard on its consolidated financial statements.

(2)	Securities Available-for-Sale
Securities available-for-sale at December 31, 2018 and 2017 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2018:
U.S. agency securities	$3,740,431	$8,531	$34,913	$3,714,049
Mortgage-backed securities*	26,511,033	3,911	866,060	25,648,884
Municipal bonds	14,484,479	29,095	254,466	14,259,108
	$44,735,943	$41,537	$1,155,439	$43,622,041
December 31, 2017:
U.S. agency securities	$1,239,357	$—	$5,562	$1,233,795
Mortgage-backed securities*	27,331,766	—	547,177	26,784,589
Municipal bonds	15,050,942	107,569	47,414	15,111,097
	$43,622,065	$107,569	$600,153	$43,129,481

* All mortgage-backed securities are issued by Fannie Mae, Freddie Mac or Ginnie Mae and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at December 31, 2018 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Amortized cost	Fair value
Due in one year or less	$2,929,391	$2,936,751
Due after one year through five years	2,243,676	2,480,422
Due after five years, but less than ten years	7,706,615	7,356,480
Due after ten years	5,345,228	5,199,504
	18,224,910	17,973,157
Mortgage-backed securities	26,511,033	25,648,884
	$44,735,943	$43,622,041

The details of the sales of investment securities for the years ended December 31, 2018 and 2017 are summarized in the following table.

	2018	2017
Proceeds from sales	$2,121,241	$—
Gross gains on sales	7,280	—
Gross losses on sales	21,745	—
At December 31, 2018 and December 31, 2017, accrued interest receivable for securities available-for-sale totaled $231,087 and $220,888, respectively.
The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017.

	December 31, 2018
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$—	$—	$1,205,518	$34,913	$1,205,518	$34,913
Mortgage-backed securities	3,393,192	36,192	20,903,713	829,868	24,296,905	866,060
Municipal bonds	4,400,121	102,524	6,694,327	151,942	11,094,448	254,466
Total	$7,793,313	$138,716	$28,803,558	$1,016,723	$36,596,871	$1,155,439

	December 31, 2017
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$989,537	$29	$244,248	$5,533	$1,233,785	$5,562
Mortgage-backed securities	5,944,732	80,034	20,843,664	467,143	26,788,396	547,177
Municipal bonds	4,913,243	18,791	2,224,660	28,623	7,137,903	47,414
Total	$11,847,512	$98,854	$23,312,572	$501,299	$35,160,084	$600,153
As of December 31, 2018 and 2017, the Company had 78 and 63, respectively, individual securities that were in an unrealized loss position.
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
The Company lacks intent to sell its available-for-sale investment securities and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s lack of intent to sell and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of December 31, 2018 and December 31, 2017.

(3)	Loans Receivable
At December 31, 2018 and 2017, loans receivable consisted of the following segments:

	2018	2017
Loans:
One-to-four family residential	$52,335,005	$56,091,358
Non-owner occupied one-to-four family residential	3,013,417	3,116,832
Commercial real estate	2,162,851	3,615,351
Consumer	6,801,419	6,145,488
Total loans receivable	64,312,692	68,969,029
Premiums/Discounts on loans purchased	30,318	10,650
Deferred loan fees	(28,042)	(29,964)
Allowance for loan losses	(508,920)	(538,319)
	$63,806,048	$68,411,396
Accrued interest receivable on loans receivable was $193,822 and $218,967 at December 31, 2018 and 2017, respectively.
The loan portfolio included $46.7 million and $40.6 million of fixed rate loans and $17.6 million and $28.4 million of variable rate loans as of December 31, 2018 and 2017, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.
Loan customers of the Company include certain directors, officers, and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. Changes in such loans during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Balance at beginning of year	$173,362	$772,472
Change in classification	—	(280,413)
Additions	11,060	—
Repayments/refinances	(8,114)	(318,697)
Ending balance	$176,308	$173,362

(4)	Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017.

	December 31, 2018
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	407,086	13,252	19,110	69,472	508,920
Total	$407,086	$13,252	$19,110	$69,472	$508,920

Loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	52,335,005	3,013,417	2,162,851	6,801,419	64,312,692
Total	$52,335,005	$3,013,417	$2,162,851	$6,801,419	$64,312,692

	December 31, 2017
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	393,341	25,893	33,204	85,881	538,319
Total	$393,341	$25,893	$33,204	$85,881	$538,319

Loans receivable:
Individually evaluated for impairment	$—	$—	$274,804	$—	$274,804
Collectively evaluated for impairment	56,091,358	3,116,832	3,340,547	6,145,488	68,694,225
Total	$56,091,358	$3,116,832	$3,615,351	$6,145,488	$68,969,029

Activity in the allowance for loan losses by segment for the years ended December 31, 2018 and 2017 is summarized in the following tables:

	December 31, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans receivable:
One-to-four family residential	$393,341	$67,870	$—	$81,615		$407,086
Non-owner occupied one-to-four family residential	25,893	—	—	(12,641)	*	13,252
Commercial real estate	33,204	—	—	(14,094)	*	19,110
Consumer	85,881	60,845	21,316	23,120		69,472
Total	$538,319	$128,715	$21,316	$78,000		$508,920

	December 31, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions		Ending Balance
Loans receivable:
One-to-four family residential	$319,849	$10,944	$133	$84,303		$393,341
Non-owner occupied one-to-four family residential	28,231	—	—	(2,338)	*	25,893
Commercial real estate	37,135	—	—	(3,931)	*	33,204
Consumer	101,899	14,055	71	(2,034)	*	85,881
Total	$487,114	$24,999	$204	$76,000		$538,319

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
Non-owner occupied one-to-four family residential: The Company originates fixed-rate and adjustable-rate loans secured by non-owner occupied one-to-four family properties. These loans may have a term of up to 25 years. Generally the Bank will lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In deciding to originate a loan secured by a non-owner occupied one-to-four family residential property, management reviews the creditworthiness of the borrower and the expected cash flows from the property securing the loan, the cash flow requirements of the borrower and the value of the property securing the loan. This segment is generally secured by one-to-four family properties.
Commercial real estate: On a very limited basis, the Company originates fixed-rate and adjustable-rate commercial real estate and land loans. These loans may have a term of up to 20 years. Generally the Bank will lend up to 75% of the property’s appraised value. Appraised values are determined by an outside independent appraiser. In recent years, the Company has significantly reduced the emphasis on these types of loans. This segment is generally secured by retail, industrial, service or other commercial properties and loans secured by raw land, including timber.
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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no troubled debt restructurings in 2018 or 2017.

(d)	Loans Measured Individually for Impairment
Loans that are deemed to be impaired are reserved for with the necessary allocation. All loans deemed troubled debt restructurings are considered impaired. Generally loans for one-to-four family residential and consumer are collectively evaluated for impairment.

(e)	Loans Measured Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type and further segmented by risk classification. The Company’s historical loss experiences for each portfolio segment are calculated using a 12 quarter rolling average loss rate for estimating losses adjusted for qualitative factors. The qualitative factors consider economic and business conditions, changes in nature and volume of the loan portfolio, concentrations, collateral values, level and trends in delinquencies, external factors, lending policies, experience of lending staff, and monitoring of credit quality.The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators as of December 31, 2018 and 2017.

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2018:
Loans receivable
One-to-four family residential	$50,712,926	$1,041,019	$581,060	$—	$52,335,005
Non-owner occupied one-to-four family residential	2,876,981	136,436	—	—	3,013,417
Commercial real estate	2,162,851	—	—	—	2,162,851
Consumer	6,301,242	436,522	63,655	—	6,801,419
Total	$62,054,000	$1,613,977	$644,715	$—	$64,312,692

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2017:
Loans receivable
One-to-four family residential	$54,042,992	$1,412,334	$636,032	$—	$56,091,358
Non-owner occupied one-to-four family residential	2,782,817	17,861	316,154	—	3,116,832
Commercial real estate	3,304,369	36,178	274,804	—	3,615,351
Consumer	5,830,415	252,722	62,351	—	6,145,488
Total	$65,960,593	$1,719,095	$1,289,341	$—	$68,969,029
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
The Company had impaired loans with a balance of $0 and $274,804 as of December 31, 2018 and 2017, respectively. No interest income was recorded on impaired loans during 2018 or 2017.

(f)	Nonaccrual and Delinquent Loans
Loans are placed on nonaccrual status when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 or more (unless the loan is well secured with marketable collateral) and in the process of collection.
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

The following tables set forth the composition of the Company’s past-due loans at December 31, 2018 and 2017.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2018:
Loans receivable
One-to-four family residential	$706,658	$283,116	$369,058	$1,358,832	$50,976,173	$52,335,005	$—
Non-owner occupied one-to-four family residential	—	—	—	—	3,013,417	3,013,417	—
Commercial real estate	—	—	—	—	2,162,851	2,162,851	—
Consumer	229,899	23,400	63,655	316,954	6,484,465	6,801,419	—
Total	$936,557	$306,516	$432,713	$1,675,786	$62,636,906	$64,312,692	$—

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2017:
Loans receivable
One-to-four family residential	$566,234	$542,356	$491,792	$1,600,382	$54,490,976	$56,091,358	$341,167
Non-owner occupied one-to-four family residential	17,861	177,037	—	194,898	2,921,934	3,116,832	—
Commercial real estate	36,178	—	274,804	310,982	3,304,369	3,615,351	—
Consumer	171,789	76,558	54,568	302,915	5,842,573	6,145,488	57,267
Total	$792,062	$795,951	$821,164	$2,409,177	$66,559,852	$68,969,029	$398,434
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of December 31, 2018 and 2017.

	December 31,
	2018	2017
Loans receivable
One-to-four family residential	$581,060	$150,625
Non-owner occupied one-to-four family residential	—	—
Commercial real estate	—	274,804
Consumer	63,655	—
Total	$644,715	$425,429

(5)	Deposits
At December 31, 2018 and 2017, deposits are summarized as follows:

	2018	2017
Statement savings	$13,461,826	$14,536,815
Money market plus	11,153,339	11,749,674
NOW	18,214,876	18,749,026
Certificates of deposit	40,747,784	42,704,679
	$83,577,825	$87,740,194
Included in the NOW accounts were $4.8 million and $4.6 million of non-interest bearing deposits as of December 31, 2018 and 2017, respectively.
The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was $9.0 million and $7.1 million at December 31, 2018 and 2017 , respectively.
At December 31, 2018, the scheduled maturities of certificates of deposits were as follows:

2018

2019	$23,558,991
2020	6,715,085
2021	4,715,960
2022	3,670,299
2023	2,087,449
$40,747,784
Interest expense on deposits for the years ended December 31, 2018 and 2017 is summarized as follows:

	2018	2017

Statement savings	$34,642	$32,743
Money market plus and NOW	102,424	44,410
Certificates of deposit	575,601	517,604
	$712,667	$594,757
Public funds amounted to $9.7 million and $6.9 million as of December 31, 2018 and 2017, respectively, including deposits of $7.5 million and $5.0 million from a single customer in 2018 and 2017.

(6)	Advances from Federal Home Loan Bank
The following is a summary of advances from FHLB at December 31, 2018 and 2017:

FHLB of Des Moines maturity in fiscal year ending December 31	Weighted average fixed interest rate	2018	2017

2018	2.03%	$—	$6,000,000
2019	2.56%	19,000,000	3,000,000
2020	2.36%	3,000,000	3,000,000
2021	2.52%	2,000,000	2,000,000
		$24,000,000	$14,000,000
Advances from the FHLB are secured by stock in the FHLB. In addition, the Bank has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than

125% of outstanding advances. The advance requires monthly interest payments and principal is due at maturity. The FHLB advances at December 31, 2018 and 2017 are collateralized by one-to-four family owner and non-owner residential real estate loans with a carrying value of $37.3 million and $46.8 million, respectively.
The Bank also has an available a line of credit in the amount of $2.5 million at Bankers’ Bank. As of December 31, 2018 and 2017, there were no amounts outstanding, and there had been no draws on the line of credit during 2018 or 2017.

(7)	Taxes on Income
Taxes on income comprise the following for the years ended December 31, 2018 and 2017:

	2018
	Federal	State	Total
Current	$1,744	$3,695	$5,439
Deferred	11,731	3,985	15,716
	$13,475	$7,680	$21,155
	2017
	Federal	State	Total
Current	$(24,341)	$6,200	$(18,141)
Deferred	230,134	6,000	236,134
	$205,793	$12,200	$217,993
Taxes on income differ from the amounts computed by applying the federal income tax rate of 21% for 2018 and 34% for 2017 to earnings before taxes on income for the following reasons, expressed in dollars at December 31, 2018 and 2017:

	2018	2017
Federal tax at statutory rate	$51,988	$34,642
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	6,067	8,052
Tax-exempt income	(55,304)	(84,963)
Valuation allowance	(8,000)	(10,000)
Effect of change in federal tax rate (1)	—	302,000
Other	26,404	(31,738)
	$21,155	$217,993

(1) Represents the adjustment from the Tax Cut and Jobs Act adopted December 22, 2017
Federal income tax expense for the years ending December 31, 2018 and 2017 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Deferred directors’ fees	$185,000	$195,000
Allowance for loan losses	127,000	134,000
Net operating loss carryforward	191,000	165,000
AMT credit carryforward	17,360	34,720
Charitable contribution carryforward	59,000	59,000
Professional fees	44,000	49,000
Securities available for sale	274,549	121,082
Other	19,922	23,278
Gross deferred tax assets	917,831	781,080
Valuation allowance	(88,000)	(96,000)
Net deferred tax assets	829,831	685,080
Deferred tax liabilities:
Prepaid expenses	(14,000)	(14,000)
FHLB stock dividends	(25,000)	(25,000)
Fixed assets	(8,000)	—
Intangible assets	(14,000)	(15,000)
Gross deferred tax liabilities	(61,000)	(54,000)
Net deferred tax assets	$768,831	$631,080
Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at December 31, 2018 and 2017, related to the charitable contribution carryforward. The charitable contribution expires in varying amounts between 2020 and 2023. In addition, as of December 31, 2018, a $26,000 valuation allowance was recorded related to the deferred Iowa income tax items of WCF Bancorp, Inc. As of December 31, 2018 the Company had a federal net operating loss carryforward of $821,000 and a state net operating loss carryforward of $482,000 which expire from 2036 to 2037 under current tax law federal net operating losses arising in years ended after December 31, 2017 do not expire.
As of December 31, 2018, the Company had no material unrecognized tax benefits. The evaluation was performed for those tax years that remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.
Under previous law, the provisions of the IRS and similar sections of Iowa law permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. Legislation passed in 1996 eliminated the percentage of taxable income method as an option for computing bad debt deductions for 1996 and in future years.
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at December 31, 2018 and 2017, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $523,000.

(8)	Benefit Plans

(a)	Retirement Plans
The Bank is a participant in the Financial Institutions Retirement Fund (FIRF), and all of its officers and employees hired prior to November 1, 2008 are covered by the retirement plan. In August 2008, the board of directors passed a resolution to change the Employer’s Basis of Participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan). The amendment excludes employees who began employment after November 1, 2008 from receiving benefits under the defined-benefit plan. The defined-benefit plan had total assets of $5.3 million and total liabilities of $5.3 million with a funding shortfall in the plan of $34,216 as of June 30, 2018, the date of the latest actuarial valuation. In 2017 the defined-benefit plan had total assets of $5.1 million and total liabilities of $5 million with an excess funding in the plan of $141,495 as of June 30, 2017, the date of the latest actuarial valuation. The Company has not undertaken, and does not intend, to voluntarily withdraw or partially withdraw from the defined-benefit plan. Additionally, there are no known intentions to terminate the defined-benefit plan.
The Company’s contribution to the Pentegra Defined Benefit Plan was less than five percent of all contributions received. The table below provides additional information for the defined-benefit plan:

Plan Name	Pentegra Defined Benefit Plan for Financial Institutions
Plan numbers	13-5645888 #333
Funded status:
Plan year ending 6/30/18	At least 80% funded
Plan year ending 6/30/17	At least 80% funded
Employer contributions:
Plan year ending 6/30/18	$90,154
Plan year ending 6/30/17	$62,434
Surcharge imposed	No
Rehabilitation plan in place	No
Minimum contribution required	Yes
The minimum contributions required relate to on-going servicing costs associated with managing the plan and do not relate to a minimum contribution required to keep the funding status above critical levels.
On November 1, 2008, the Company began participating in the Pentegra Defined Contribution Plan. The defined-contribution plan covers employees who began employment after November 1, 2008, with a company match of employee contributions up to 6% of the employee’s salary. Employees covered under the defined-benefit plan can also participate in the defined-contribution plan, but the company match is only available to employees who began employment after November 1, 2008. On January 1, 2012 the Company switched defined-contribution plan providers from Pentegra Defined Contribution Plan to Architect 401(k) MEP, provided by The Finway Group. There were $9,605 and $17,283 in contributions made by the Company to the defined-contribution plan in 2018 and 2017, respectively.

(b)	Deferred Compensation
The Company has deferred compensation agreements with certain directors. At December 31, 2018 and 2017, accrued deferred compensation of $739,536 and $780,886, respectively, was recorded in accrued expenses and other liabilities. Directors’ fees deferred were $9,000 and $12,400 for 2018 and 2017, respectively. Retired directors withdrew $135,914 and $137,068 in 2018 and 2017, respectively. Interest of $43,371 and $35,151 was accrued in 2018 and 2017, respectively.

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
The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares are to be released annually from the suspense account and the released shares will be allocated to participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period. The Company recognizes compensation expenses for dividends paid to unallocated shares. Committed to be released shares are considered outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At December 31, 2018 there were 20,537 allocated shares and 150,601 unallocated shares.   The fair value of unallocated ESOP shares at December 31, 2018 was $1.2 million.

(9)	Stockholders’ Equity

(a)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of December 31, 2018 and 2017.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of December 31, 2018 and 2017 (dollars in thousands).

	December 31, 2018
			For capital adequacy		To be well-capitalized under
			with capital conservation		prompt corrective action
	Actual		buffer purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,534	22.50%	$5,081	4.00%	n/a	n/a
WCF Financial Bank	19,567	16.30	4,792	4.00	5,990	5.00%

Common equity tier 1:
Consolidated	28,534	49.00	3,712	6.375	3,785	6.50
WCF Financial Bank	19,567	34.40	3,631	6.375	3,702	6.50

Risk-based capital:
Consolidated	29,043	49.90	5,750	9.875	5,823	10.00
WCF Financial Bank	20,076	35.20	5,625	9.875	5,696	10.00

Tier 1 risk-based capital:
Consolidated	28,534	49.00	4,585	7.875	4,658	8.00
WCF Financial Bank	19,567	34.40	4,486	7.875	4,557	8.00

	December 31, 2017
					To be well-capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,657	23.40%	$4,897	4.00%	N/A	N/A
WCF Financial Bank	19,117	16.50	4,637	4.00	5,796	5.00%

Common equity tier 1:
Consolidated	28,657	50.20	3,283	5.75	3,712	6.50
WCF Financial Bank	19,117	34.50	3,191	5.75	3,607	6.50

Risk-based capital:
Consolidated	29,195	51.10	5,282	9.25	5,710	10.00
WCF Financial Bank	19,655	35.40	5,133	9.25	5,549	10.00

Tier 1 risk-based capital:
Consolidated	28,657	50.20	4,140	7.25	4,568	8.00
WCF Financial Bank	19,117	34.50	4,023	7.25	4,439	8.00
In July 2013, the Federal Reserve Board issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier

1 capital ratio requirement, and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The Company and WCF Financial Bank made the election to retain the existing treatment, which excludes AOCI from regulatory capital amounts. The final rules took effect for the Company and WCF Financial Bank on January 1, 2015, subject to a transition period for certain parts of the rules.
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of December 31, 2018, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(b)	Dividends and Restrictions Thereon
The Company declared and paid a dividend of $0.05 per share in each of the four quarters for years ended December 31, 2018 and December 31, 2017.
The primary source of funds for the Company is dividends from WCF Financial Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as WCF Financial Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, WCF Financial Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by WCF Financial Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value on a recurring basis in the consolidated balance sheets.

	December 31, 2018
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$3,714,049	$—	$3,714,049
Mortgage-backed securities	—	25,648,884	—	25,648,884
Municipal bonds	—	14,259,108	—	14,259,108
Total	$—	$43,622,041	$—	$43,622,041

	December 31, 2017
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$1,233,795	$—	$1,233,795
Mortgage-backed securities	—	26,784,589	—	26,784,589
Municipal bonds	—	15,111,097	—	15,111,097
Total	$—	$43,129,481	$—	$43,129,481
There have been no changes in valuation methodologies at December 31, 2018 compared to December 31, 2017 and there were no transfers between levels during the periods ended December 31, 2018 and 2017.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower‑of‑cost or fair value accounting or write‑downs of individual assets. As of December 31, 2018 and December 31, 2017, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments at December 31, 2018 and 2017 were as follows:

		December 31, 2018		December 31, 2017
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$3,587,631	$3,587,631	$3,310,400	$3,310,400
Federal funds sold	Level 1	11,175,000	11,175,000	2,672,000	2,672,000
Time deposits in other financial institutions	Level 1	4,540,687	4,540,687	4,545,878	4,545,878
Securities available for sale	See previous table	43,622,041	43,622,041	43,129,481	43,129,481
Loans receivable, net	Level 2(1)	63,806,048	63,467,000	68,411,395	69,008,986
FHLB stock	Level 1	1,110,000	1,110,000	703,400	703,400
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	424,909	424,909	439,855	439,855
Financial liabilities:
Deposits	Level 2	83,577,825	84,311,000	87,741,341	87,828,194
FHLB advances	Level 2	24,000,000	23,897,000	14,000,000	14,052,000
Accrued interest payable	Level 1	18,221	18,221	13,983	13,983

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(11) Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of $769,169 and $200,677 as of December 31, 2018 and 2017, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 6.75%.

(12)	Parent Company Only Financial Statements
The following parent only balance sheets, statements of operations and cash flows for WCF Bancorp, Inc. should be read in conjunction with the consolidated statements and the notes thereto.

Balance Sheets	December 31,
	2018	2017
Assets
Cash and cash equivalents	$3,012,058	$2,218,386
Time deposits in other financial institutions	739,000	1,233,000
Securities available-for-sale	3,304,504	4,118,128
Loans receivable, net	—	57,986
Investment in WCF Financial Bank	18,875,109	18,910,498
Deferred taxes on income	144,660	117,664
Income tax receivable	—	10,260
Accrued interest receivable	10,518	12,700
Prepaid expenses and other assets	1,711,629	1,767,443
Total assets	$27,797,478	$28,446,065

Liabilities and Stockholders' Equity
Other liabilities	$26,603	$16,551

Common stock	25,615	25,615
Additional paid-in capital	14,223,738	14,215,017
Retained earnings	15,565,683	15,758,826
Accumulated other comprehensive income	(839,353)	(310,368)
Unearned ESOP shares	(1,204,808)	(1,259,576)
Total stockholders' equity	27,770,875	28,429,514
Total liabilities and stockholders' equity	$27,797,478	$28,446,065

Statements of Operations	Years Ended December 31,
	2018	2017

Interest income:
Loans receivable	$14	$3,330
Investment securities	75,785	84,213
Other interest earning asset	102,732	66,697
Total interest income	178,531	154,240
Noninterest income	47,367	41,693

Noninterest expense	309,599	313,558

Loss before income taxes and equity in undistributed earnings of Bank	(83,701)	(117,625)
Tax expense (benefit)	(7,423)	20,992
Loss before equity in undistributed earnings of Bank	(76,278)	(138,617)
Equity in undistributed earnings (loss) of Bank	302,685	22,512
Net (loss) income	$226,407	$(116,105)

Statements of Cash Flows	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$226,407	$(116,105)
Adjustments to reconcile net (loss) to net cash used for operating activities:
Equity in net income (loss) of Bank	(302,685)	(22,512)
Amortization of premiums and discounts	43,339	47,169
ESOP Expenses	63,489	67,990
Net change in accrued interest receivable	2,182	(4,608)
Deferred taxes	(17,577)	(67,865)
Net change in other assets	(39,505)	50,502
Tax receivable	10,260	—
Net change in other liabilities	10,054	(34,459)
Net cash used in operating activities	(4,036)	(79,888)
Cash flow from investing activities:
Proceeds from maturity of time deposits in other institutions	494,000	1,233,000
Purchase of time deposits in other financial institutions	—	(1,723,000)
Proceeds from maturities and calls of securities available-for-sale	726,406	729,086
Purchase of investment securities available for sale	—	(2,127,347)
Net change in loans receivable	57,986	2,197
Net change provided by (used in) investing activities	1,278,392	(1,886,064)
Cash flow from financing activities:
Cash dividends paid	(480,684)	(479,450)
Net cash used in financing activities	(480,684)	(479,450)
Net increase (decrease) in cash and cash equivalents	793,672	(2,445,402)
Cash and cash equivalents at beginning of year	2,218,386	4,663,788
Cash and cash equivalents at end of the year	$3,012,058	$2,218,386

(13)	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at December 31, 2018 and 2017 were as follows:

	2018	2017
Unrealized holding losses on securities available-for-sale	$(1,113,902)	$(488,791)
Tax impact	274,549	178,424
	$(839,353)	$(310,367)
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A    Controls and Procedures
(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that, due to the material weakness described below, the Company’s disclosure controls and procedures were not effective.

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
Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).”  Based on such assessment, management believes that, due to the material weakness described below, as of December 31, 2018, the Company's internal control over financial reporting was not effective, based on those criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is related to the preparation, review and monitoring of reconciliations in the loan area. Due to staff turnover during 2018, this system of internal controls was not operating effectively.
Management has developed certain remediation steps to address the material weakness discussed above and to improve internal control over financial reporting. If not remediated, these control deficiencies could result in material misstatements to the Company’s financial statements. The Company is taking steps to ensure that all reconciliations are properly assigned to preparers and reviewers, the control operators have adequate training to complete the assigned tasks and there is a system in place to monitor the activities.

Changes in internal control over financial reporting during the fourth quarter - to address the material weakness previously identified in prior filings related to the preparation and review of financial statements and to improve overall financial reporting, the Company retained the services of a new Chief Financial Officer to oversee the preparation and review of the Company’s financial statements and outsourced the preparation of the Company’s income tax accrual to an independent CPA firm.

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
(a)(3)Exhibits.
The following exhibits are filed with this Form 10‑K or incorporated herein by reference to the document identified for such exhibit in the list below:

3.1	Articles of Incorporation of WCF Bancorp, Inc.(1)
3.2	Bylaws of WCF Bancorp, Inc.(1)
4	Form of Common Stock Certificate (1)
10.1	Employment Agreement with Michael R. Segner (2)
10.2	WCF Financial Bank Annual Incentive Plan (3)
10.3	WCF Financial Bank Annual Awards Agreement (3)
10.4	2017 Equity Incentive Plan (4)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1) Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement filed on March 10, 2016
(2) Incorporated by reference to the Form 8-K filed on August 28, 2018
(3) Incorporated by reference to the Form 8-K filed on December 21, 2018
(4) Incorporated by reference to the Proxy Statement filed on August 14, 2017

Item 16    Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCF BANCORP, INC.

Date: March 29, 2019	/s/ Michael R. Segner
Michael R. Segner
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Michael R. Segner	President/Chief Executive Officer (Principal Executive Officer)	March 29, 2019

/s/ Paul L. Moen	Chief Financial Officer (Principal Financial Officer)	March 29, 2019

/s/ C. Thomas Chalstrom	Director	March 29, 2019

/s/ Thomas J. Hromatka	Director	March 29, 2019

/s/ Heidi Tesdahl	Director	March 29, 2019

/s/ Kasie L. Doering	Director	March 29, 2019
/s/ Stephen L. Mourlam	Director	March 29, 2019

/s/ Bradley Mickelson	Director	March 29, 2019