Form 10-Q
period 2019-03-31
WCF Bancorp, Inc.
filed 2019-05-14
CIK 1667944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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
YES [   ]     NO [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of class                Trading symbol        Name of exchange on which registered
Common Stock, par value $0.01         WCFB            The Nasdaq Stock Market

As of May 14, 2019, the Registrant had 2,561,542 shares of its common stock, par value $0.01 per share, issued and outstanding.

WCF Bancorp, Inc.
Form 10-Q

Part I – Financial Information

Item 1    Financial Statements

WCF Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2019 (unaudited) and December 31, 2018

Assets	March 31, 2019	December 31, 2018
Cash and due from banks	$3,432,865	$3,587,631
Federal funds sold	732,000	11,175,000
Cash and cash equivalents	4,164,865	14,762,631
Time deposits in other financial institutions	4,536,380	4,540,687
Securities available-for-sale, at fair value	43,098,700	43,622,041
Loans receivable	72,016,626	64,314,968
Allowance for loan losses	(528,958)	(508,920)
Loans receivable, net	71,487,668	63,806,048
Federal Home Loan Bank (FHLB) stock, at cost	736,800	1,110,000
Bankers' Bank stock, at cost	147,500	147,500
Office property and equipment, net	3,532,392	3,585,740
Deferred taxes on income	650,974	768,831
Income taxes receivable	28,092	34,739
Accrued interest receivable	512,012	424,909
Goodwill	55,148	55,148
Bank-owned life insurance	3,252,912	3,231,032
Prepaid expenses and other assets	1,217,693	1,275,166
Total assets	$133,421,136	$137,364,472
Liabilities and Stockholders' Equity
Deposits	$89,117,264	$83,577,825
FHLB advances	14,500,000	24,000,000
Advance payments by borrowers for taxes and insurance	367,109	556,494
Accrued interest payable	162,952	18,221
Accrued expenses and other liabilities	1,244,607	1,441,057
Total liabilities	105,391,932	109,593,597
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 2,561,542 issued and outstanding at March 31, 2019 and December 31, 2018	25,615	25,615
Additional paid-in capital	14,223,738	14,223,738
Retained earnings, substantially restricted	15,429,913	15,565,683
Unearned ESOP shares	(1,191,116)	(1,204,808)
Accumulated other comprehensive (loss)	(458,946)	(839,353)
Total stockholders' equity	28,029,204	27,770,875
Total liabilities and stockholders' equity	$133,421,136	$137,364,472

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans receivable	$753,735	$739,664
Investment securities - taxable	219,707	160,729
Investment securities - tax exempt	53,424	62,793
Other interest earning assets	57,909	34,042
Total interest income	1,084,775	997,228
Interest expense:
Deposits	222,695	164,381
FHLB advances	103,056	77,425
Overnight borrowings	2,380	—
Total interest expense	328,131	241,806
Net interest income	756,644	755,422
Provision for losses on loans	30,000	19,500
Net interest income after provision for losses on loans	726,644	735,922
Noninterest income:
Fees and service charges	104,642	96,132
Gain (loss) on sale of securities available-for-sale, net	10,509	(14,465)
Increase in cash value - bank-owned life insurance	21,880	23,309
Gain on sale of land	—	435,818
Other income (expense)	217	(9,923)
Total noninterest income	137,248	530,871
Noninterest expense:
Compensation, payroll taxes, and employee benefits	351,475	368,902
Advertising	11,762	17,776
Office property and equipment	91,772	107,903
Federal insurance premiums	7,704	8,111
Data processing services	126,449	123,327
Charitable contributions	1,610	1,800
Other real estate expenses, net	7,433	4,923
Dues and subscriptions	7,882	10,797
Accounting, regulatory and professional fees	177,652	139,137
Debit card expenses	—	1,123
Other expenses	95,705	92,468
Total noninterest expense	879,444	876,267
(Loss) earnings before taxes on income	(15,552)	390,526
Tax (benefit) expense	(329)	106,002
Net (loss) income	$(15,223)	$284,524
Basic earnings (loss) per common share	$(0.01)	$0.12
Diluted earnings (loss) per common share	$(0.01)	$0.12

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(15,223)	$284,524

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities	531,352	(734,338)
Reclassification adjustment for net losses (gains) realized in net income	(10,509)	14,465
Income tax (expense) benefit	(140,436)	152,273
Other comprehensive income (loss)	380,407	(567,600)
Comprehensive income (loss)	$365,184	$(283,076)

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2017	$25,615	$14,215,017	$15,758,825	$(1,259,576)	$(310,367)	$28,429,514
Net income	—	—	284,524	—	—	284,524
Other comprehensive loss	—	—	—	—	(567,600)	(567,600)
Reclass of stranded tax effects of rate change	—	—	61,135	—	(61,135)	—
Release of ESOP Shares	—	—	—	13,692	—	13,692
Dividends paid on common stock, $0.05 per common share	—	—	(120,171)	—	—	(120,171)
Balance at March 31, 2018	$25,615	$14,215,017	$15,984,313	$(1,245,884)	$(939,102)	$28,039,959

Balance at December 31, 2018	$25,615	$14,223,738	$15,565,683	$(1,204,808)	$(839,353)	$27,770,875
Net loss	—	—	(15,223)	—	—	(15,223)
Other comprehensive income	—	—	—	—	380,407	380,407
Release of ESOP Shares	—	—	—	13,692	—	13,692
Dividends paid on common stock, $0.05 per common share	—	—	(120,547)	—	—	(120,547)
Balance at March 31, 2019	$25,615	$14,223,738	$15,429,913	$(1,191,116)	$(458,946)	$28,029,204

See notes to the consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(15,223)	$284,524
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	148,079	186,139
Provision for losses on loans	30,000	19,500
ESOP expenses	13,692	13,692
Deferred taxes on income	(22,579)	65,769
(Gain) loss on sales of securities	(10,509)	14,465
Gain on sales of one-to-four family residential loans	(1,725)	—
Proceeds from sales of one-to-four family residential loans	5,532,737	—
Originations of one-to-four family residential loans	(5,531,012)	—
Loss on sale of other real estate owned	—	9,417
Gain on sale of land	—	(435,818)
Increase in cash value of bank-owned life insurance	(21,880)	(23,309)
Change in:
Accrued interest receivable	(87,103)	25,395
Prepaid expenses and other assets	57,473	7,062
Advance payments by borrowers for taxes and insurance	(189,385)	(246,458)
Accrued interest payable	144,731	96,874
Accrued expenses and other liabilities	(196,450)	(96,366)
Income tax receivable	6,647	40,320
Net cash used in operating activities	(142,507)	(38,794)
Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	984,307	1,719,298
Purchase of time deposits in other financial institutions	(980,000)	(1,719,000)
Proceeds from calls and maturities of investment securities available-for-sale	260,000	1,455,555
Proceeds from sale of investment securities available-for-sale	1,700,899	2,121,241
Purchase of investment securities available-for-sale	(998,350)	(7,372,195)
Purchase of loans	(5,396,137)	—
Net change in loans receivable	(2,315,483)	1,585,210
Net change in FHLB stock	373,200	(6,600)
Proceeds from sale of land	—	685,818
Purchase of office property and equipment	(2,587)	—
Net cash used in investing activities	(6,374,151)	(1,530,673)
Cash flows from financing activities:
Net change in deposits	5,539,439	11,751
Net change in FHLB advances	(9,500,000)	—
Dividends paid	(120,547)	(120,171)
Net cash used in financing activities	(4,081,108)	(108,420)
Net decrease in cash and cash equivalents	(10,597,766)	(1,677,887)
Cash and cash equivalents at beginning of year	14,762,631	5,982,400
Cash and cash equivalents at end of quarter	$4,164,865	$4,304,513
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$183,400	$144,932
Taxes on income	—	—
Noncash investing activities:
Transfers to other real estate owned from loans	—	104,929
Loans to finance the sale of other real estate owned	—	26,267

See notes to consolidated financial statements.

WCF Bancorp, Inc. and Subsidiaries
Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation
The accompanying unaudited consolidated financial statements of WCF Bancorp, Inc. (the Company), and its wholly owned subsidiaries, WCF Financial Bank (the Bank) and Webster City Federal Service Corp, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended December 31, 2018. The consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain reclassifications, none of each were material, have been made to conform prior year financial statements to the March 31, 2019 presentation. These reclassifications did not change previously reported net income or stockholders' equity. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from the estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended December 31, 2018.
As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2019, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

Prior to July 1, 2018, the Bank was a federally chartered bank regulated by The Office of the Comptroller of Currency. The Bank converted its charter and is now an Iowa state chartered commercial bank and a member of the Federal Home Loan Bank (FHLB) system. The Bank maintains insurance on deposits accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).
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
The Company's principal business is the ownership and operation of the Bank. The Bank is a community bank and its deposits are insured by the FDIC. The primary business of the Bank is accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in real estate loans secured by one-to-four family residences. The Company and Bank are in the process of expanding its Commercial Real Estate offerings by adding commercial banking staff to support expansion into commercial banking. We also invest in investment securities. Our primary lending area is broader than our primary deposit market area and includes north central and northeastern Iowa. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the FHLB. As a state savings bank, WCF Financial Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Company (the FDIC) and the Iowa Division of Banking. As a savings and loan holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).
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
Net realized gains or losses are shown in the consolidated statements of income in the noninterest income line using the specific identification method. There were $10,509 in net realized gains and $14,465 in net realized losses for the three months ended March 31, 2019 and 2018, respectively.

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

Regulatory Environment
The Company is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. The Company and the Bank are also subject to minimum regulatory capital requirements. At March 31, 2019 and December 31, 2018, capital levels exceeded minimum capital requirements (see Note 6).
Investment in Affiliate
The Company records its investment in an affiliate, New Castle Players, LLC, in which it has a 27.17% interest, using the equity method of accounting. The affiliate holds an investment in a local hotel in Webster City, Iowa. The Company records the value of its investment at period-end based on the affiliate’s most current available financial statements. The investment in affiliate is analyzed annually. If impairment is determined to be other-than-temporary, the carrying amount is written down to fair value. The investment is included as a component of prepaid expenses and other assets on the consolidated balance sheets, while the equity income earned is included as a component of other noninterest income on the consolidated statements of income. Summary unaudited financial information of the affiliate as of and for the three months ended March 31, 2019 and 2018 is presented below.

	As of and For the
	Three Months Ended March 31,
	2019	2018
Current assets	$153,125	$136,150
Long-term assets	1,631,944	1,669,687
Current liabilities	184,389	86,294
Total equity	1,600,680	1,719,544
Total revenue	996,735	924,323
Net income	159,957	140,603

Earnings per Common Share
The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2019 and 2018 is presented below.

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(15,223)	$284,524

Weighted average common shares outstanding and diluted common shares outstanding	2,417,143	2,410,295

Basic earnings (losses) per common share	$(0.01)	$0.12
Diluted earnings (losses) per common share	$(0.01)	$0.12

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

Employee Stock Ownership Plan
The Company has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to the participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts and dividends paid for unallocated shares.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated to the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Company recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders’ equity section on the consolidated balance sheets. At March 31, 2019 there were 22,249 allocated shares and 148,890 unallocated shares.   The fair value of unallocated ESOP shares at March 31, 2019 was $1,228,000.

Subsequent Events
The Company has evaluated subsequent events through May 14, 2019, which is the date the consolidated financial statements were issued. There are no subsequent events requiring recognition or disclosure in the consolidated financial statements by the Company.

Current Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. This update is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019, using the modified retrospective method. The Company's revenue is primarily composed of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of this update. Also excluded from the scope of the update is revenue from bank-owned life insurance, loan fees and letter of credit fees. Deposit account related fees, including service charges, debit card usage fees, overdraft fees and wire transfer fees are within the scope of the guidance; however, revenue recognition practices did not change under the guidance, as deposit agreements are considered day-to-day contracts. Deposit account transaction related fees will continue to be recognized as the services are performed. Other noninterest income sources of revenue are considered immaterial. Implementation of the guidance did not change current business practices. Implementation of the guidance did not have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects or recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. This update was effective for the Company interim and annual periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019, using the modified retrospective method. Upon adoption, the fair value of the Company's loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. This update will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of Public Law 115-97, commonly know as the Tax Cut and Jobs Act (Tax Act), which reduced the federal corporate income tax rate and became effective in 2018. For public companies, the update was effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company adopted the amendment effective January 1, 2018, using the beginning of period method. The reclassified amount was $61,135.

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

(2) Securities Available-for-Sale
Securities available-for-sale at March 31, 2019 and December 31, 2018 were as follows:

Description	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019:
U.S. agency securities	$3,740,704	$10,227	$12,816	$3,738,115
Mortgage-backed securities*	25,146,794	6,741	600,019	24,553,516
Municipal bonds	13,805,897	70,014	81,125	13,794,786
Corporate bonds	998,364	13,919	—	1,012,283
	$43,691,759	$100,901	$693,960	$43,098,700
December 31, 2018:
U.S. agency securities	$3,740,431	$8,531	$34,913	$3,714,049
Mortgage-backed securities*	26,511,033	3,911	866,060	25,648,884
Municipal bonds	14,484,479	29,095	254,466	14,259,108
	$44,735,943	$41,537	$1,155,439	$43,622,041

*All mortgage-backed securities are issued by FNMA, FHLMC, or GNMA and are backed by residential mortgage loans.
The amortized cost and estimated fair value of securities available-for-sale at March 31, 2019 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Amortized cost	Fair value
Due in one year or less	$2,926,752	$2,936,795
Due after one year through five years	1,981,826	1,996,468
Due after five years, but less than ten years	7,299,136	7,291,215
Due after ten years	5,338,887	5,308,423
	17,546,601	17,532,901
Mortgage-backed securities	25,146,794	24,553,516
Corporate bonds	998,364	1,012,283
	$43,691,759	$43,098,700

The details of the sales of investment securities for the three months ended March 31, 2019 and 2018 are summarized in the following table.

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$1,700,899	$2,121,241
Gross gains on sales	11,073	—
Gross losses on sales	564	14,465
At March 31, 2019 and December 31, 2018, accrued interest receivable for securities available-for-sale totaled $331,443 and $231,087, respectively.

The following tables show the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$—	$—	$1,227,888	$12,816	$1,227,888	$12,816
Mortgage-backed securities	1,719,658	14,131	20,661,492	585,888	22,381,150	600,019
Municipal bonds	—	—	8,017,017	81,125	8,017,017	81,125
Total	$1,719,658	$14,131	$29,906,397	$679,829	$31,626,055	$693,960

	December 31, 2018
	Up to 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. agency securities	$—	$—	$1,205,518	$34,913	$1,205,518	$34,913
Mortgage-backed securities	3,393,192	36,192	20,903,713	829,868	24,296,905	866,060
Municipal bonds	4,400,121	102,524	6,694,327	151,942	11,094,448	254,466
Total	$7,793,313	$138,716	$28,803,558	$1,016,723	$36,596,871	$1,155,439
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
The Company does not intend to sell its available-for-sale investment securities and it is not likely that the Company will be required to sell them before the recovery of its cost. Due to the issuers’ continued satisfactions of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, and management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, the Company believes that the investment securities identified in the tables above were temporarily impaired as of March 31, 2019 and December 31, 2018.

(3)	Loans Receivable
At March 31, 2019 and December 31, 2018, loans receivable consisted of the following segments:

	March 31, 2019	December 31, 2018
Loans:
One-to-four family residential	$56,541,012	$52,335,005
Non-owner occupied one-to-four family residential	3,211,965	3,013,417
Commercial real estate	5,367,251	2,162,851
Consumer	6,911,695	6,801,419
Total loans receivable	72,031,923	64,312,692
Premiums on loans purchased	16,284	30,318
Deferred loan costs (fees)	(31,581)	(28,042)
Allowance for loan losses	(528,958)	(508,920)
	$71,487,668	$63,806,048
Accrued interest receivable on loans receivable was $180,569 and $193,822 at March 31, 2019 and December 31, 2018, respectively.
The loan portfolio included $40.3 million of fixed rate loans as of March 31, 2019 and $39.1 million as of December 31, 2018. The loan portfolio also included $31.7 million and $25.2 million of variable rate loans as of March 31, 2019 and December 31, 2018, respectively.
The Company originates residential, commercial real estate loans and other consumer loans, primarily in its Hamilton County, and Buchanan County, Iowa market areas and their adjacent counties. A substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	367,973	13,245	53,218	94,522	528,958
Total	$367,973	$13,245	$53,218	$94,522	$528,958

Loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	56,541,012	3,211,965	5,367,251	6,911,695	72,031,923
Total	$56,541,012	$3,211,965	$5,367,251	$6,911,695	$72,031,923

	December 31, 2018
	One-to-four family residential	Non-owner occupied on-to-four family residential	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	407,086	13,252	19,110	69,472	508,920
Total	$407,086	$13,252	$19,110	$69,472	$508,920

Loans receivable:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	52,335,005	3,013,417	2,162,851	6,801,419	64,312,692
Total	$52,335,005	$3,013,417	$2,162,851	$6,801,419	$64,312,692

Activity in the allowance for loan losses by segment for the three months ended March 31, 2019 and 2018 is summarized in the following tables:

	Three months ended March 31, 2019
	Beginning Balance	Charge-offs	Recoveries	Provisions	*	Ending Balance
Loans:
One-to-four family residential	$407,086	$—	$—	$(39,113)		$367,973
Non-owner occupied one-to-four family residential	13,252	—	—	(7)		13,245
Commercial real estate	19,110	—	—	34,108		53,218
Consumer	69,472	9,962	—	35,012		94,522
Total	$508,920	$9,962	$—	$30,000		$528,958

	Three months ended March 31, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions	*	Ending Balance
Loans:
One-to-four family residential	$393,341	$—	$—	$8,969		$402,310
Non-owner occupied one-to-four family residential	25,893	—	—	1,000		26,893
Commercial real estate	33,204	—	—	(949)		32,255
Consumer	85,881	792	—	10,480		95,569
Total	$538,319	$792	$—	$19,500		$557,027

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
All loans deemed troubled debt restructurings, or “TDR”, are considered impaired, and are evaluated for collateral sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. There were no new troubled debt restructurings in the first three months of 2019 and 2018.

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

The following tables set forth the composition of each class of the Company’s loans by internally assigned credit quality indicators.

	Pass	Special mention/watch	Substandard	Doubtful	Total
March 31, 2019:
Loans
One-to-four family residential	$55,049,481	$1,041,190	$450,341	$—	$56,541,012
Non-owner occupied one-to-four family residential	3,069,186	142,779	—	—	3,211,965
Commercial real estate	5,367,251	—	—	—	5,367,251
Consumer	6,799,104	106,904	5,687	—	6,911,695
Total	$70,285,022	$1,290,873	$456,028	$—	$72,031,923

	Pass	Special mention/watch	Substandard	Doubtful	Total
December 31, 2018:
Loans
One-to-four family residential	$50,712,926	$1,041,019	$581,060	$—	$52,335,005
Non-owner occupied one-to-four family residential	2,876,981	136,436	—	—	3,013,417
Commercial real estate	2,162,851	—	—	—	2,162,851
Consumer	6,301,242	436,522	63,655	—	6,801,419
Total	$62,054,000	$1,613,977	$644,715	$—	$64,312,692
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
The Company had no impaired loans as of March 31, 2019 and December 31, 2018. No interest income was recorded on impaired loans during 2019 or 2018.

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
The following tables set forth the composition of the Company’s past-due loans at March 31, 2019 and December 31, 2018.

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
March 31, 2019:
Loans
One-to-four family residential	$558,307	$155,244	$450,341	$1,163,892	$55,377,120	$56,541,012	$—
Non-owner occupied one-to-four family residential	6,865	—	—	6,865	3,205,100	3,211,965	—
Commercial real estate	—	—	—	—	5,367,251	5,367,251	—
Consumer	34,810	19,762	5,687	60,259	6,851,436	6,911,695	—
Total	$599,982	$175,006	$456,028	$1,231,016	$70,800,907	$72,031,923	$—

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans receivable	Recorded investment > 90 days and accruing
December 31, 2018:
Loans
One-to-four family residential	$706,658	$283,116	$369,058	$1,358,832	$50,976,173	$52,335,005	$—
Non-owner occupied one-to-four family residential	—	—	—	—	3,013,417	3,013,417	—
Commercial real estate	—	—	—	—	2,162,851	2,162,851	—
Consumer	229,899	23,400	63,655	316,954	6,484,465	6,801,419	—
Total	$936,557	$306,516	$432,713	$1,675,786	$62,636,906	$64,312,692	$—
The following tables set forth the composition of the Company’s recorded investment in loans on nonaccrual status as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Loans
One-to-four family residential	$551,940	$581,060
Non-owner occupied one-to-four family residential	—	—
Commercial real estate	—	—
Consumer	5,687	63,655
Total	$557,627	$644,715

(4)	Deposits
At March 31, 2019 and December 31, 2018, deposits are summarized as follows:

	March 31, 2019	December 31, 2018
Statement savings	$13,797,178	$13,461,826
Money market plus	11,213,186	11,153,339
NOW	18,437,407	18,214,876
Certificates of deposit	45,669,493	40,747,784
	$89,117,264	$83,577,825

Included in the NOW accounts were $5.7 million and $4.6 million of non-interest bearing deposits as of March 31, 2019 and December 31, 2018, respectively.

(5)	Tax benefit and expense
        Taxes on income comprise the following:

	March 31, 2019
	Federal	State	Total
Current	$26,654	$(4,404)	$22,250
Deferred	(25,094)	2,515	(22,579)
	$1,560	$(1,889)	$(329)

	March 31, 2018
	Federal	State	Total
Current	$25,933	$14,300	$40,233
Deferred	65,769	—	65,769
	$91,702	$14,300	$106,002

Taxes on income differ from the amounts computed by applying the federal income tax rate of 21% to earnings before taxes on income for the following reasons, expressed in dollars:

	March 31, 2019	March 31, 2018
Federal (benefit) tax at statutory rate	$(3,266)	$82,010
Items affecting federal income tax rate:
State taxes on income, net of federal benefit	(1,492)	11,297
Tax-exempt income	(10,057)	(11,840)
Bank-owned life insurance	(4,595)	(4,895)
Valuation allowance	—	2,000
Other	19,081	27,430
	$(329)	$106,002

Federal income tax expense for the periods ended March 31, 2019 and December 31, 2018 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the Bank.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2019 and December 31, 2018 are presented below:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Deferred directors’ fees	$178,000	$185,000
Allowance for loan losses	132,000	127,000
Net operating loss carryforward	210,000	191,000
AMT credit	8,680	17,360
Charitable contribution	59,000	59,000
Professional fees	43,000	44,000
Securities available for sale	134,113	274,549
Other	32,181	19,922
Gross deferred tax assets	796,974	917,831
Valuation allowance	(88,000)	(88,000)
Net deferred tax assets	708,974	829,831

Deferred tax liabilities:
Prepaid expenses	(14,000)	(14,000)
FHLB stock dividends	(25,000)	(25,000)
Fixed assets	(5,000)	(8,000)
Intangible assets	(14,000)	(14,000)
Gross deferred tax liabilities	(58,000)	(61,000)
Net deferred tax assets	$650,974	$768,831

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods that the deferred tax assets are deductible, management has reviewed whether it is more likely than not the Company will realize the benefits of these deductible differences. Management has determined that a valuation allowance was required for deferred tax assets at March 31, 2019 and December 31, 2018, related to the charitable contribution carryforward and Iowa corporate net operating loss carryovers. The charitable contribution expires in varying amounts between 2020 and 2023.
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
Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at March 31, 2019 and December 31, 2018, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,134,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then-existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $523,000.

(6)	Stockholders’ Equity

(a)	Common Stock Repurchase
The Company repurchased no shares during the three months ended March 31, 2019 and 2018.

(b)	Regulatory Capital Requirements
The Company and WCF Financial Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WCF Financial Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and WCF Financial Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes the Company and WCF Financial Bank met all capital adequacy requirements to which they were subject as of March 31, 2019 and December 31, 2018.
The Company’s and WCF Financial Bank’s capital amounts and ratios are presented in the following table as of March 31, 2019 and December 31, 2018 (dollars in thousands).

	March 31, 2019
			For capital adequacy		To be well-capitalized
			with capital conservation		under prompt corrective
	Actual		buffer purposes		action provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,440	21.79%	$5,221	4.00%	n/a	n/a
WCF Financial Bank	19,606	15.80	4,965	4.00	$6,206	5.00%

Common equity tier 1:
Consolidated	28,458	46.88	4,247	7.000	3,944	6.50
WCF Financial Bank	19,606	33.00	4,159	7.000	3,862	6.50

Risk-based capital:
Consolidated	28,969	47.75	6,370	10.500	6,067	10.00
WCF Financial Bank	20,135	33.89	6,239	10.500	5,942	10.00

Tier 1 risk-based capital:
Consolidated	28,440	46.88	5,157	8.500	4,854	8.00
WCF Financial Bank	19,606	33.00	5,051	8.500	4,754	8.00

	December 31, 2018
					To be well-capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital:
Consolidated	$28,534	22.50%	$5,081	4.00%	n/a	n/a
WCF Financial Bank	19,567	16.30	4,792	4.00	$5,990	5.00%

Common equity tier 1:
Consolidated	28,534	49.00	3,712	6.38	3,785	6.50
WCF Financial Bank	19,567	34.40	3,631	6.38	3,702	6.50

Risk-based capital:
Consolidated	29,043	49.90	5,750	9.88	5,823	10.00
WCF Financial Bank	20,076	35.20	5,625	9.88	5,696	10.00

Tier 1 risk-based capital:
Consolidated	28,534	49.00	4,585	7.88	4,658	8.00
WCF Financial Bank	19,567	34.40	4,486	7.88	4,557	8.00
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
Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.50%. A banking organization with a conservation buffer of less than 2.50% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. As of March 31, 2019, the ratios for the Company and WCF Financial Bank were sufficient to meet the fully phased-in conservation buffer.

(c)	Dividends and Restrictions Thereon
The Company declared and paid a $0.05 dividend per share in each of the quarters ended March 31, 2019 and March 31, 2018. The primary source of funds for the Company is dividends from WCF Financial Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division of Banking may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as WCF Financial Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, WCF Financial Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division of Banking may prohibit the payment of dividends by WCF Financial Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

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

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Company has no liabilities measured at fair value in the consolidated balance sheets.

	March 31, 2019
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$3,738,115	$—	$3,738,115
Mortgage-backed securities	—	24,553,516	—	24,553,516
Municipal bonds	—	13,794,786	—	13,794,786
Corporate bonds	—	1,012,283	—	1,012,283
Total	$—	$43,098,700	$—	$43,098,700

	December 31, 2018
	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total fair value
U.S. agency securities	$—	$3,714,049	$—	$3,714,049
Mortgage-backed securities	—	25,648,884	—	25,648,884
Municipal bonds	—	14,259,108	—	14,259,108
Total	$—	$43,622,041	$—	$43,622,041

There have been no changes in valuation methodologies at March 31, 2019 compared to December 31, 2018 and there were no transfers between levels during the periods ended March 31, 2019 and December 31, 2018.
The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost or fair value accounting or write-downs of individual assets. As of March 31, 2019 and December 31, 2018, the Company did not have any material assets measured at fair value on a nonrecurring basis.
The estimated fair values of Company’s financial instruments (as described in note 1) at March 31, 2019 and December 31, 2018 were as follows:

		March 31, 2019		December 31, 2018
	Fair value	Carrying	Approximate	Carrying	Approximate
	hierarchy	amount	fair value	amount	fair value
Financial assets:
Cash and due from banks	Level 1	$3,432,865	$3,432,865	$3,587,631	$3,587,631
Federal funds sold	Level 1	732,000	732,000	11,175,000	11,175,000
Time deposits in other
financial institutions	Level 1	4,536,380	4,536,380	4,540,687	4,540,687
Securities available-for-sale	See previous table	43,098,700	43,098,700	43,622,041	43,622,041
Loans receivable, net	Level 2 (1)	71,487,668	71,198,000	63,806,048	63,467,000
FHLB stock	Level 1	736,800	736,800	1,110,000	1,110,000
Bankers’ Bank stock	Level 1	147,500	147,500	147,500	147,500
Accrued interest receivable	Level 1	512,012	512,012	424,909	424,909
Financial liabilities:
Deposits	Level 2	89,117,264	91,165,000	83,577,825	84,311,000
FHLB advances	Level 2	14,500,000	14,463,000	24,000,000	23,897,000
Accrued interest payable	Level 1	162,952	162,952	18,221	18,221

(1) Impaired loans would have a fair value hierarchy of a Level 3. See previous disclosures.

(8)	Commitments and Contingencies
The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit of approximately $899,387 and $769,169 as of March 31, 2019 and December 31, 2018, respectively. These commitments expire one year from origination and are both fixed and adjustable interest rates ranging from 3.25% to 6.50%.
(9)Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) components at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Unrealized holding (losses) gains on securities available-for-sale	$(593,059)	$(1,113,902)
Tax impact	134,113	274,549
	$(458,946)	$(839,353)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2019 and the results of operations for three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets decreased $4.0 million, or 2.9%, to $133.4 million at March 31, 2019 from $137.4 million at December 31, 2018. Net loans receivable increased $7.7 million, or 12.1%, to $71.5 million at March 31, 2019 from $63.8 million at December 31, 2018. The increase in net loans receivable was due mainly to an increase in one-to-four family residential loans resulting from a $5.4 million loan pool purchase in February 2019. Cash and cash equivalents decreased $10.6 million, or 71.8%, to $4.2 million at March 31, 2019 compared to $14.8 million at December 31, 2018. This reduction was caused primarily by the loan pool purchase noted above.

Total liabilities decreased $4.2 million, or 3.8%, to $105.4 million at March 31, 2019 from $109.6 million at December 31, 2018. The decrease in liabilities was mainly due to a $10.0 million decrease in FHLB advances. This was partially offset by an increase of $5.5 million in deposits, or 6.6%, to $89.1 million at March 31, 2019 compared to $83.6 million at December 31, 2018.

Stockholders' equity increased $258,000, or 1.0% to $28.0 million at March 31, 2019 from $27.8 million at December 31, 2018. The increase in stockholder's equity resulted from a $380,000 increase in market value of securities available-for-sale, net of income taxes, and a $14,000 increase in the anticipated release of ESOP shares, offset in part by $121,000 in aggregate dividends paid on common stock during the first quarter and $15,000 net loss during the quarter.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net income decreased $300,000, or 105.3%, to net loss total of $15,000 for the three months ended March 31, 2019, from income of $285,000 for the same period in 2018. Basic and diluted (loss) earnings per share were ($0.01) and $0.12 for the three months ended March 31, 2019 and 2018, respectively. Total interest income increased $88,000, or 8.8%, to $1,085,000 for the 2019 quarter-end, compared to $997,000 for the 2018 quarter. The increase in total interest income was primarily attributable to increases in interest income in securities. Total interest expense increased $86,000, or 35.5%, to $328,000 for the three months ended March 31, 2019 compared to $242,000 for the three months ended March 31, 2018. This increase was due to increased interest rates on deposits and an increase in the amount of interest paid on FHLB advances.

Each quarter an analysis of allowance factors is completed. Based on these factors, $30,000 in provision for loan losses was recorded for the quarter ended March 31, 2019 compared to $19,500 provision for the quarter ended March 31, 2018. The allowance for loan losses reflects the estimate believed to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2019. While we believe the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the financial condition and results of operations.

Net interest income after provision for losses on loans decreased $9,000, or 1.2%, to $727,000 for the three months ended March 31, 2019 from $736,000 for the three months ended March 31, 2018.

Noninterest income decreased $394,000, or 74.2%, to $137,000 for the three months ended March 31, 2019 from $531,000 for the same period in 2018. The decrease was due in large part to the sale of Bank-owned property in the first quarter of 2018 which resulted in a gain on sale of $436,000, which did not recur in 2019. There were $10,509 in net gains on securities available-for-sale for the three months ended March 31, 2019 compared to $14,465 in losses for the three months ended March 31, 2018.

Noninterest expense consists primarily of compensation and employee benefits, office property and equipment, data processing services, federal insurance premiums, charitable contributions and accounting, regulatory, and professional fees. During the three months ended March 31, 2019, noninterest expense increased $3,000, or 0.30%, to $879,000 compared to $876,000, for the same three month period in 2018. Compensation and employee benefits decreased $18,000, or 4.9%, to $351,000 for the three months ended March 31, 2019 compared to $369,000 for the three months ended March 31, 2018 due to staffing changes and not being able to fill staffing positions immediately. Office property and equipment expense decreased $16,000, or 14.8%, to $92,000 for the three months ended March 31, 2019 compared to $108,000 for the quarter ended March 31, 2018 due to decreases in depreciation expense. Accounting, regulatory and professional fees increased $39,000, or 27.7%, to $178,000 in the first quarter of 2019 compared to $139,000 for the same quarter of 2018, due to additional auditing and legal services.

We recognized an income tax benefit of $329 for the three month period ended March 31, 2019 compared to an income tax expense of $106,000 for the 2018 quarter.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in internal controls.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment of internal controls identified the below described material weakness.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness in financial reporting related to the preparation, review and monitoring of reconciliations in the loan area.

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

WCF BANCORP, INC.

Date: May 14, 2019	/s/ Michael R. Segner
Michael R. Segner
President and Chief Executive Officer

Date: May 14, 2019	/s/ Paul L. Moen
Paul L. Moen
Chief Financial Officer